Form 10-Q
period 1996-03-31
ACCOM INC
filed 1996-05-15
CIK 949335

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                                FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE FISCAL QUARTER ENDED MARCH 31, 1996, or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


             For the Transition period from _____ to _________.

                     Commission file number:  0-26620

                              ACCOM, INC.
        (Exact name of registrant as specified in its charter)

               DELAWARE                          94-3055907
     (State or other jurisdiction of          (IRS Employer
     incorporation or organization)         Identification Number)

                           1490 O'BRIEN DRIVE
                    MENLO PARK, CALIFORNIA 94025
             (Address of principal executive offices)

         Registrant's telephone number, including area code:
                             (415) 328-3818

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

     Yes     X                                    No
        ----------                                   ----------

     As of May 6, 1996, 6,451,766 shares of the Registrant's common stock $0.001 par value, were outstanding.

                                ACCOM, INC.

              FORM 10-Q For the Quarter Ended March 31, 1996

                                     INDEX



                                                       Page

     Facing sheet                                        1

     Index                                               2

Part I. Financial Information

Item 1. a)  Condensed consolidated balance sheets
            at March 31, 1996 and September 30, 1995     3

        b)  Condensed consolidated statements of
            operations for the three months ended
            March 31, 1996 and March 31, 1995 and for
            the six months ended March 31, 1996 and
            March 31, 1995                               4

        c)  Condensed consolidated statements of cash
            flows for the six-months ended March 31,
            1996 and March 31, 1995                      5

        d)  Notes to condensed consolidated financial
            statements                                   6
Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations    7


Part II. Other Information                               16

         Signature                                       17

Exhibit 11.1
         Statement re computation of net loss per share  18

Exhibit 27
         Financial Data Schedule                         19

                          PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  ACCOM, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                     MARCH 31,    SEPTEMBER 30,
                                                       1996            1995
                                                    ---------------------------
                                                           UNAUDITED
ASSETS
Current Assets
    Cash and cash equivalents                       $   1,235      $   8,769
    Short-term investments                              5,107             --
    Accounts receivable, net                            4,769          3,754
    Inventories                                         5,145          4,736
    Deferred tax assets                                   508            508
    Prepaid expenses and other current assets             326            295
                                                    ---------------------------
Total Current Assets                                   17,090         18,062

Property and equipment, net                             1,581          1,596
Other assets                                              142             54
                                                    ---------------------------
                                                      $18,813        $19,712
                                                    ---------------------------
                                                    ---------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Notes payable                                    $     58       $     58
    Accounts payable                                    2,234          1,719
    Accrued liabilities                                 2,383          3,729
    Deferred revenue                                      240            336
                                                    ---------------------------
Total Current Liabilities                               4,915          5,842
Note payable - noncurrent                                  53             83
Deferred tax liabilities                                  108            108

Commitments

Stockholders' Equity:

   Preferred stock, $0.001 par value; 2,000,000
          shares authorized; no shares issued
          and outstanding                                  --             --

   Common stock, $0.001 par value; 20,233,497
          shares authorized; 6,429,477 and
          6,404,197 shares issued and outstanding
          on March 31, 1996 and September 30, 1995,
          respectively                                      6              6
   Additional paid-in capital                          21,232         21,128
   Retained earnings (accumulated deficit)             (7,501)        (7,455)
                                                    ---------------------------
Total Stockholders' Equity                             13,737         13,679
                                                    ---------------------------


                                                      $18,813         $19,712
                                                    ---------------------------
                                                    ---------------------------


NOTE: THE BALANCE SHEET AT SEPTEMBER 30, 1995 HAS BEEN DERIVED FROM THE AUDITED FINANCIAL STATEMENTS AT THAT DATE BUT DOES NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS.


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                 ACCOM, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  Unaudited


                                  THREE MONTHS ENDED           SIX MONTHS ENDED
                                        MARCH 31,                  MARCH 31,
                                 1996             1995          1996             1995
                               ------------------------       ------------------------

Net sales                      $  5,191        $  4,832       $ 10,734      $    9,826

Cost of sales                     2,453           2,324          5,064           4,706
                               ------------------------       ------------------------
Gross margin                      2,738           2,508          5,670           5,120

Operating expenses:

 Research and development         1,072           1,021          2,015           1,854
 Marketing and sales              1,623           1,554          3,165           2,767
 General and administrative         382             330            671             636
 Charge for acquired
   in-process technology          -----           1,742          -----           1,742
                               ------------------------       ------------------------

Total operating expense           3,077           4,647          5,851           6,999
                               ------------------------       ------------------------

Operating loss                     (339)         (2,139)          (181)         (1,879)

Interest income                      59               2            135               6

Interest expense                     (3)            (12)            (6)            (42)

Other expense                        (6)            (49)           (19)            (60)
                               ------------------------       ------------------------
Loss before income taxes           (289)         (2,198)           (71)         (1,975)

Benefit for income taxes           (102)           (155)           (25)           (139)
                               ------------------------       ------------------------
Net loss                          $(187)        $(2,043)          $(46)        $(1,836)
                               ------------------------       ------------------------
                               ------------------------       ------------------------

Net loss per share               $(0.03)         $(0.69)        $(0.01)         $(0.62)

Shares used in computation
 of net loss per share            6,419           2,956          6,412           2,950



              SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                    ACCOM, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN THOUSANDS)

                                     UNAUDITED

                                                          SIX-MONTHS ENDED
                                                              MARCH 31,
                                                  ----------------------------
                                                        1996         1995
                                                  -------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                          $      (46)      $  (1,836)
Adjustments to reconcile net loss to net
  cash provided by (used in) operating
  activities:
     Depreciation                                         354            226
     Changes in operating assets and
        liabilities
           Accounts receivable                         (1,015)            604
           Inventories                                   (409)             15
           Prepaid expenses and other
             current assets                               (31)           (106)
           Accounts payable                               515             452
           Accrued compensation                            (2)             12
           Other accrued liabilities                     (504)            486
           Income taxes payable                           (25)           (160)
           Customer deposits                                7            (228)
           Deferred revenue                               (96)             (1)
                                                    -------------------------
Net cash (used in) operating activities                (1,252)           (536)
                                                    -------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property and equipment                  (339)           (369)
Purchase short-term investments                       (27,853)         (1,000)
Sale of short-term investments                         22,745           1,000
Increase (decrease) in other assets                       (88)              0
                                                    -------------------------
Net cash provided by (used in) investing activities    (5,535)           (369)
                                                    -------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on line of credit                            -----             350
Payments on line of credit                              -----          (1,375)
Acquisition of notes payable                            -----             170
Repayments on notes payable                               (30)          -----
Issuance of preferred stock                             -----           2,231
Issuance costs on preferred stock financing             -----              (1)
Issuance of common stock                                  104              12
Payment of accrued initial public offering costs         (821)          -----
                                                    -------------------------
Net cash provided by (used in) financing
  activities                                             (747)          1,387
                                                    -------------------------
Net increase (decrease) in cash and cash equivalents   (7,534)            482
Cash and cash equivalents at beginning of period        8,769             196
                                                    -------------------------
Cash and cash equivalents at end of period          $   1,235      $      678
                                                    -------------------------
                                                    -------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                       $       6      $       51
                                                    -------------------------
                                                    -------------------------
Income taxes paid                                   $       1      $      118
                                                    -------------------------
                                                    -------------------------
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
   FINANCING ACTIVITIES
Accrued acquisition costs                           $      66           -----
                                                    -------------------------
                                                    -------------------------


                              SEE ACCOMPANYING NOTES.

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    Unaudited

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PREPARATION

     The condensed consolidated balance sheet as of March 31, 1996, and the condensed consolidated statements of income and cash flows for the three and six month periods ended March 31, 1996 and 1995 have been prepared by the Company, and have not been audited. In the opinion of management, all adjustments (consisting of normal accruals) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 1996, and for all periods presented, have been made. The financial data should be reviewed in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995. The results of operations for the three and six month periods ended March 31, 1996 are not necessarily indicative of the operating results for the full 1996 fiscal year.

NOTE 2.  SHORT-TERM INVESTMENTS

     The Company accounts for short-term investments in accordance with Statement of Financial Accounting Standards No. 115 (FAS 115), "Accounting for Certain Investments in Debt and Equity Securities."

     All of the Company's short-term investments are designated as available-for-sale and are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest income. Interest and dividends on all securities are included in interest income.

     The following is a summary of available-for-sales securities at March 31, 1996 (In thousands):

                                                GROSS        GROSS
                                             UNREALIZED    UNREALIZED    ESTIMATED
                                COST           GAINS         LOSS       FAIR VALUE
                             ------------------------------------------------------
Commercial Paper*             $ 1,698           $  --         $  --        $ 1,698
Municipal Notes                 3,409              --            --          3,409
                             ------------------------------------------------------
                              $ 5,107           $  --         $  --        $ 5,107
                             ------------------------------------------------------
                             ------------------------------------------------------

       *Maturities are all within one year.




NOTE 3.  INVENTORIES

     Inventories consist of the following (In thousands):

                                               March 31,    September 30,
                                                 1996             1995
                                             ------------------------------
Purchased parts and materials                $     919        $  1,075
Work-in-progress                                 1,533             985
Finished goods                                     616             611
Demonstration inventory                          2,077           2,065
                                             ------------------------------
                                              $  5,145        $  4,736
                                             ------------------------------
                                             ------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in
Part I--Item 1 of this Quarterly Report. In addition, in order to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company hereby notifies readers that the factors set forth in "Additional Factors That May Affect Future Results," as well as other factors, could in the future affect, and in the past have affected, the Company's actual results and could cause the Company's results for future quarters to differ materially from those expressed in any forward looking statements made by or on behalf of the Company including those made in the following discussion.

OVERVIEW

     Accom designs, manufactures, markets and supports digital video systems for the high-end production, post-production and broadcast markets. The Company was incorporated in December 1987 and began shipments of its digital signal processing products in fiscal 1988. In November 1991, the Company merged with Axial Systems Corporation ("Axial"), a developer of digital on-line editing systems. The first shipments of the Company's Axial-Registered Trademark- 2020 Visual On-Line Editing System ("Axial 2020") and RTD 4224 digital video disk recorder (the "RTD") occurred in fiscal 1992. The first shipments of the Company's Brontostore-TM- news graphics and clip server (the "Brontostore") and the Company's lower cost Axial 2010 On-Line Editing System ("Axial 2010") and WSD-Registered Trademark- Work Station Disk Recorder (the "WSD") occurred in fiscal 1994. In January 1995, the Company began shipping the WSD-Registered Trademark-/XL Work Station Disk Recorder ("WSD/XL").

     In September 1995, the Company increased its ownership interest in ELSET Electronic-Set GmbH, a German limited liability company ("ELSET GmbH"), to 100% for approximately $7.6 million in cash, funded with a portion of the proceeds of the Company's initial public offering (the "ELSET Acquisition"). At the April 1995 National Association of Broadcasters ("NAB") convention, the Company introduced a prototype of the ELSET-TM- virtual set system (the "ELSET Virtual Set"), which operates on a Silicon Graphics, Inc. ("SGI") Onyx-TM- Reality Engine(2) workstation (an "Onyx"). The Company began its first commercial shipments of the ELSET Virtual Set in the second quarter of fiscal 1996. See "Additional Factors That May Affect Future Results" below.

     The Company's gross margin has historically fluctuated from quarter to
quarter and declined on an annual basis.   As the Company begins to resell
the Onyx as part of the ELSET Virtual Set, gross margins may decline. In the future, gross margins will be dependent on the mix of higher and lower-priced products and the percentage of sales made through direct and indirect distribution channels.

  The Company's revenues are currently derived primarily from product sales. The Company generally recognizes revenue upon product shipment. If significant obligations exist at the time of shipment, revenue recognition is deferred until obligations are met. Beginning in the second quarter of fiscal 1996 the Company's revenues included revenues from licensing of ELSET software. In connection with sales of the ELSET Virtual Set, revenues in the future may also include revenues from the resale of the Onyx and revenues from maintenance and other services.

     Software development costs are recorded in accordance with Statement of Financial Accounting Standards No. 86. To date, the Company has expensed all of its software development costs.

RESULTS OF OPERATIONS

QUARTERS ENDED MARCH 31, 1996 AND MARCH 31, 1995

     NET SALES. The Company's net sales increased by 7.4% to $5.19 million in the second quarter of fiscal 1996 from $4.83 million for the second quarter of fiscal 1995. The increase in fiscal 1996 was due to increased shipments of the Axial 2010 and Axial 2020, and the first sale of the ELSET software partially offset by lower signal processing, WSD and RTD shipments. International sales represented approximately 40.4% and 54.1% of the Company's sales during the second quarter of fiscal 1996 and 1995, respectively.

     COST OF SALES. Gross margin was 52.7% and 51.9% in the second quarter of fiscal 1996 and 1995, respectively. Gross margin increased in the second quarter of fiscal 1996 due to shipment of relatively higher margin ELSET software and reduced shipments to international distributors relative to the second quarter of fiscal 1995.

     RESEARCH AND DEVELOPMENT. Research and development expenses increased by 5.0% to $1.07 million in the second quarter of fiscal 1996 from $1.02 million in the second quarter of fiscal 1995. The increase in fiscal 1996 was primarily due to an increase in project expenses related to development of the ELSET Virtual Set partially offset by declines in spending for other development projects. Research and development expenses as a percentage of net sales were 20.7% and 21.1% in the second quarter of fiscal 1996 and 1995, respectively. The decline in this percentage is due to the commencement of ELSET revenues in the second quarter of fiscal 1996.

     MARKETING AND SALES. Marketing and sales expenses increased by 4.4% to $1.62 million in the second quarter of fiscal 1996 from $1.55 million in the second quarter of fiscal 1995. The increase in fiscal 1996 was attributable to ELSET marketing activities and an increase in salary expenses for sales personnel. Marketing and sales expenses as a percentage of net sales were 31.3% and 32.2% in the second quarter of fiscal 1996 and 1995, respectively. The decline in this percentage was due to the commencement of ELSET revenues in the second quarter of fiscal 1996.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by 15.8% to $382,000 in the second quarter of fiscal 1996 from $330,000 in the second quarter of fiscal 1995. General and administrative expenses as a percentage of net sales was 7.4% in the second quarter of fiscal 1996 and 6.8% in the second quarter of fiscal 1995. The increase in fiscal 1996 was primarily due to an increase in provisions for bad debts.

     CHARGE FOR ACQUIRED IN-PROCESS TECHNOLOGY. The Company incurred a charge of approximately $1.7 million for acquired in-process technology in the second quarter of fiscal 1995 in connection with the investment in ELSET.

     INTEREST INCOME, INTEREST EXPENSE AND OTHER (EXPENSE). Interest income increased significantly to $59,000 in the second quarter of fiscal 1996 from $2,000 in the second quarter of fiscal 1995. This increase was attributable to an increase in income earned on short-term investments. Interest expense decreased by $9,000 in the second quarter of fiscal 1996 from fiscal 1995 as a result of the Company paying down its outstanding bank borrowings. Cash and cash equivalents increased and bank borrowings decreased as a result of the Company completing its initial public offering during the fourth quarter of fiscal 1995. Other expense decreased by $43,000 as there were no significant fixed asset write-offs in 1996.

     PROVISION (BENEFIT) FOR INCOME TAXES. The Company's effective tax rate for 1996 is estimated to be 35%, which is less than the applicable statutory rates primarily due to benefits derived from the Company's foreign sales subsidiary. The effective tax rate for 1995 was 7%, as a result of the utilization of tax credits.

SIX MONTHS ENDED MARCH 31, 1996 AND MARCH 31, 1995

     NET SALES. The Company's net sales increased by 9.2% to $10.73 million in the six months ended March 31,1996 from $9.83 million for the same period in fiscal 1995. The increase in fiscal 1996 was due to increased shipments of the Axial 2010 and Axial 2020, WSD, Brontostore and the first shipment of the ELSET software partially offset by lower signal processing, and RTD shipments. International sales represented approximately 43.5% and 49.9% of the Company's sales during the first six months of fiscal 1996 and 1995, respectively.

     COST OF SALES. Gross margin was 52.8% and 52.1% in the first six months of fiscal 1996 and 1995, respectively. Gross margin increased in the first six months of fiscal 1996 due to shipment of relatively higher margin ELSET and lower shipments to international distributors relative to the first six months of fiscal 1995.

     RESEARCH AND DEVELOPMENT. Research and development expenses increased by 8.7% to $2.0 million in the first six months of fiscal 1996 from $1.85 million in the first six months of fiscal 1995. The increase in fiscal 1996 was primarily due to an increase in project expenses related to development of the ELSET Virtual Set partially offset by declines in spending for other development projects. Research and development expenses as a percentage of net sales were 18.8% and 18.9% in the first six months of fiscal 1996 and 1995, respectively.

     MARKETING AND SALES. Marketing and sales expenses increased by 14.4% to $3.17 million in the first six months of fiscal 1996 from $2.77 million in the first six months of fiscal 1995. The increase in fiscal 1996 was attributable to ELSET marketing activities and an increase in salary expenses for sales personnel. Marketing and sales expenses as a percentage of net sales were 29.5% and 28.2% in the first six months of fiscal 1996 and 1995, respectively. The increase in this percentage is due to the increase in ELSET marketing and sales spending which was not fully matched by a corresponding increase in ELSET revenues.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by 5.5% to $671,000 in the first six months of fiscal 1996 from $636,000 in the first six months of fiscal 1995. The increase in fiscal 1996 was primarily due to an increase in provisions for bad debts and insurance expenses. General and administrative expenses as a percentage of net sales was 6.3% in the second quarter of fiscal 1996 and 6.5% in the first six months of fiscal 1995.

     INTEREST INCOME, INTEREST EXPENSE AND OTHER (EXPENSE). Interest income increased significantly to $135,000 in the first six months of fiscal 1996 from $6,000 in the first six months of fiscal 1995. This increase was attributable to an increase in income earned on short-term investments. Interest expense decreased by $36,000 in the first six months of fiscal 1996 from fiscal 1995 as a result of the Company paying down its outstanding bank borrowings. Cash and cash equivalents increased and bank borrowings decreased as a result of the Company completing its initial public offering during the fourth quarter of fiscal 1995. Other expense decreased by $41,000 as there were no significant fixed asset write-offs in 1996.

     PROVISION (BENEFIT) FOR INCOME TAXES. The Company's effective tax rate for 1996 is estimated to be 35%, which is less than the applicable statutory rates primarily due to benefits derived from the Company's foreign sales subsidiary. The effective tax rate for 1995 was 7%, as a result of the utilization of tax credits.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1996, the Company had $6.34 million of cash, cash equivalents and short-term investments.

     Operating activities used $1.25 million in net cash during the first six months of fiscal 1996 and used $536,000 during the first six months of fiscal 1995. Net cash used in the first six months of fiscal 1996 consisted primarily of increases in accounts receivable, inventories, and a decrease in other accrued liabilities partially offset by increases in accounts payable.

     During the first six months of 1996 the Company had a revolving line of credit with Comerica Bank that allowed for borrowings of up to $2.5 million, subject to the level of qualifying accounts receivable. As of March 31, 1996, the Company had no borrowings outstanding under the line of credit and the line of credit was terminated. The Company is currently negotiating with Comerica for a new line of credit, which may be secured by substantially all of the Company's assets and may restrict the Company's ability to pay dividends.

     The Company believes that its existing cash, cash equivalents and short-term investments will be sufficient to meet its cash requirements for at least the next twelve months. Although operating activities may provide cash in certain periods, to the extent the Company grows in the future, its operating and investing activities may use cash and, consequently, such growth may require the Company to obtain additional sources of financing. There can be no assurance that any necessary additional financing will be available to the Company on commercially reasonable terms, or at all.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

     The company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Specifically, the Company wishes to alert readers that the following important factors, as well as other factors, could in the future affect, and in the past have affected, the Company's actual results and could cause the Company's results for future quarters to differ materially from those expressed in any forward looking statements made by or on behalf of the Company.

     UNCERTAINTY AS TO DEVELOPMENT AND MARKET ACCEPTANCE OF ELSET VIRTUAL SET. The Company's ability to achieve revenue growth and profitability in fiscal 1996 and subsequent years is dependent to a significant degree upon the successful development and market acceptance of its ELSET Virtual Set, a prototype of which was introduced at the April 1995 NAB convention and the first commercial shipments of which were made in March 1996. The ELSET Virtual Set is still being further developed with respect to certain key features, including a user interface, the movement of cameras in the set and actor interaction with three-dimensional virtual objects. There can be no assurance that the Company will be able to successfully complete these developments of the ELSET Virtual Set in a timely manner.

The failure to complete the development of the ELSET Virtual Set successfully and in a timely manner would have a material adverse impact on the Company's business, financial condition and results of operations. In addition, the ELSET Virtual Set represents a new approach to studio set creation, and its commercial success will depend on the rate at which potential end users transition from the use of traditional physical sets to virtual sets and whether this transition occurs at all. A potential end user's decision to purchase an ELSET Virtual Set will depend on many factors that are difficult to predict. For example, the ELSET Virtual Set is based to a significant extent on new technology, including continuing enhancements to the Onyx. Therefore, potential end users such as broadcasters may be reluctant to purchase the ELSET Virtual Set, especially for mission-critical functions, until the ELSET Virtual Set's reliability in real time use has been demonstrated. In addition, a potential end user's decision to purchase the ELSET Virtual Set may be subject to SGI's timing of shipments of the Onyx and SGI's announcement of enhancements to the Onyx. The current U.S. list price for the ELSET Virtual Set, including the Onyx, ranges from approximately $650,000 to over $1.2 million, depending on the desired functionality. Potential end users may theresfore be unwilling to incur the significant cost of converting from physical sets to the ELSET Virtual Set. Although the Company currently anticipates that broadcasters and post-production facilities will be the primary end users of virtual set systems, the Company has not conducted any formal market surveys to determine the potential market for and acceptance of the ELSET Virtual Set. The Company expects that sales of the ELSET Virtual Set will entail a longer sales cycle than with the Company's other products. Although the Company made its first commercial shipments of the ELSET Virtual Set in March 1996, there can be no assurance that a significant market for virtual set systems will develop or that the Company will be able to successfully market the ELSET Virtual Set over time. If this market development does not occur or occurs over an extended period, or if the ELSET Virtual Set does not achieve market acceptance, the Company's business, financial condition and results of operations will be materially and adversely affected.

     POTENTIAL FLUCTUATIONS IN OPERATING RESULTS. The Company's net sales declined in both the first and second quarters of fiscal 1995. The Company incurred a net loss of approximately $2.0 million in the second quarter of fiscal 1995, primarily as a result of a charge of approximately $1.7 million for acquired in-process technology. The Company operated essentially at break-even during the third quarter of fiscal 1995 and incurred a charge of $9.02 million for acquired in-process technology during the fourth quarter of fiscal 1995 in connection with the ELSET Acquisition. The Company earned net income of $141,000 in the first quarter of 1996 and had a net loss of $187,000 in the second quarter of fiscal 1996. There can be no assurance that the Company's revenue growth will be sustained or that the Company will be profitable on a quarterly or annual basis in the future. The Company's quarterly operating results have in the past fluctuated and may fluctuate significantly in the future depending on such factors as the timing and shipment of significant orders, new product introductions and changes in pricing policies by the Company and its competitors, the timing and market acceptance of the Company's new products and product enhancements, particularly the ELSET Virtual Set, the Company's product mix, the mix of distribution channels through which the Company's products are sold and the Company's inability to obtain sufficient supplies of sole or limited source components for its products. In response to competitive pressures or new product introductions, the Company may take certain pricing or other actions that could materially and adversely affect the Company's operating results. In addition, new product introductions by the Company could contribute to quarterly fluctuations in operating results as orders for new products commence and orders for existing products decline. The Company believes that its net sales generally will decrease in the second quarter of each fiscal year as compared to the prior quarter (as occurred in the second quarter of fiscal 1996) due to decreased expenditures in the post-production market during that period and delayed customer purchasing decisions in anticipation of new product introductions by the Company and others at the annual NAB convention.

     The Company currently anticipates that a number of factors will cause its gross margins to decline in future periods from current levels. The Company believes that the market for on-line video editors and digital video disk recorders will continue to mature and, therefore, that the gross margins the Company derives from sales of these products will decline in future periods. The Company intends to increase its sales of lower-margin on-line video editor and digital video disk recorder products in the future as it pursues the strategy of broadening its lower-priced product lines. Furthermore, as the Company expands its indirect sales channels, its gross margins will be negatively impacted because of discounts associated with sales through these channels. In addition, the Company currently anticipates that revenues from sales of the ELSET Virtual Set will positively impact the Company's net sales but negatively impact its gross margins because a significant portion of ELSET Virtual Set sales are expected to be the resale of the Onyx, which generates lower gross margins than sales of the Company's products.

     The Company's expense levels are based, in part, on its expectations of future revenues. In particular, the Company expects to incur significant expenses in connection with the development and marketing of the ELSET Virtual Set. The Company may therefore be required to incur significant expenses to support continuing development and marketing of the ELSET Virtual Set. Many of the Company's expenses are relatively fixed and cannot be changed in short periods of time. Because a substantial portion of the Company's revenue in each quarter frequently results from orders booked and shipped in the final month of that quarter, revenue levels are extremely difficult to predict. If revenue levels are below expectations, net income will be disproportionately affected because only a small portion of the Company's expenses varies with its revenue during any particular quarter. In addition, the Company typically does not have material backlog as of any particular date.

     As a result of the foregoing factors and potential fluctuations in operating results, the Company believes that its results of operations in any particular quarter should not be relied upon as an indicator of future performance. In addition, in some future quarter the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially and adversely affected.

     DEPENDENCE ON SILICON GRAPHICS, INC. The ELSET Virtual Set currently operates only on the Onyx. Under its agreement with the Company (the "SGI Agreement"), SGI has agreed to supply the Onyx and certain enhancements to the Company for one year, after which the parties may mutually agree to extend this agreement for subsequent one-year terms. Under the SGI Agreement, the Company is required to make a minimum dollar level of Onyx purchases and to use its best efforts to market the Onyx at or above an annual volume level. The Company believes that it will be able to satisfy its purchase and marketing commitments under the SGI Agreement. However, there can be no assurance that the SGI Agreement will be extended or that the Company will be able to obtain sufficient quantities of the Onyx or any successor platform to the Onyx. Financial, market or other developments adversely affecting SGI could have an adverse effect on its ability to supply the Company with the Onyx or enhancements or upgrades to the Onyx and, consequently, upon the Company's business, financial condition and results of operations. If the Company were unable to obtain sufficient quantities of the Onyx or successor platforms, or certain key enhancements or upgrades, on a timely basis or on commercially reasonable terms, or experienced defects or performance, compatibility or reliability problems with the Onyx or successor platforms, sales of the ELSET Virtual Set and, therefore, the Company's business, financial condition and results of operations would be materially and adversely affected.

     RAPID TECHNOLOGICAL CHANGE; PRODUCT DEVELOPMENT. The market for the Company's products is characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The Company's success will depend in part upon its ability to enhance its existing products and to develop and introduce new products and features to incorporate new technologies and meet changing customer requirements and emerging industry standards in a timely and cost-effective manner. In April 1995, the Company introduced the ELSET Virtual Set, which is still under development, and is currently developing new products and product enhancements for its on-line video editor and digital video disk recorder product lines. There can be no assurance that the Company will be successful in developing, manufacturing and marketing these or other new products and product enhancements, that the Company will not experience difficulties that delay or prevent the successful development and introduction of these products and enhancements or that the Company's new products and product enhancements will achieve market acceptance. The Company's business, financial condition and results of operations would be materially and adversely affected if the Company were to experience delays in developing new products or product enhancements or if these products or enhancements did not gain market acceptance. In addition, the introduction of products embodying new technologies or the emergence of new industry standards can render existing products unmarketable. There can be no assurance that products or technologies developed by others will not render the Company's products non-competitive or obsolete. In such case, the Company's business, financial condition and results of operations would be materially and adversely affected.

     The introduction of new products or product enhancements with reliability, quality or compatibility problems can result in reduced or delayed sales, delays in collecting accounts receivable or additional service and warranty costs. In the past, the Company has delivered certain new products to customers prematurely, and, as a result, such products have contained performance deficiencies. For example, in the first half of fiscal 1995, the Company first delivered its Brontostore to certain customers. To date, the Company has experienced technical problems with the Brontostore, including delays in delivering additional functionality when originally requested by these customers. Although the Company is working to address these problems, there can be no assurance that the Company will successfully resolve them. Similarly, the software component of the Company's products, particularly the ELSET Virtual Set, may contain errors that may be detected at any point in the product's life cycle, including after product introduction. For example, the Company has from time to time needed to update the software for its products to address performance problems. The Company expects the software content of its products to increase in the future. There can be no assurance that the Company will not experience delays and software or hardware related technical problems in its current and future efforts to develop products and product enhancements. Any such delays or problems could have a material adverse effect on the Company's business, financial condition and results of operations.

     DEPENDENCE ON KEY PERSONNEL. The Company's success depends in large part on the continued service of its key technical and senior management personnel and on its ability to attract, motivate and retain highly qualified employees. None of the Company's key technical and senior management personnel is bound by an employment agreement or an agreement not to compete with the Company following termination of employment. Competition for highly qualified employees is intense, and the process of identifying and successfully recruiting personnel with the combination of skills and attributes required to execute the Company's strategies is often lengthy. Accordingly, the loss of the services of key personnel could have a material adverse effect upon the Company's research and development efforts and on its business, financial condition and results of operations. There can be no assurance that the Company will be successful in retaining its key technical and management personnel and in attracting and retaining the personnel it requires for continued growth. The Company has key person life insurance covering certain of its management personnel.

     MANAGEMENT OF GROWTH. The Company's success will depend in part on its ability to manage growth, both domestically and internationally. In addition, the Company will be required to enhance its operational, management information and financial control systems. Pursuant to the ELSET Acquisition, the Company will have to manage the integration of ELSET GmbH's operations with the Company's existing operations. There can be no assurance that the Company will be able to effectively manage this integration. The Company may be required at some point to recruit a substantial number of qualified employees to continue the development and marketing of the ELSET Virtual Set. To support continued growth, the Company will be required to increase the personnel in its sales, marketing and customer support departments. If the Company is unable to hire a sufficient number of employees with the appropriate levels of experience to increase the capacity of these departments in a timely manner, or if the Company is unable to effectively manage its growth or the integration of ELSET GmbH's operations with those of the Company, the Company's business, financial condition and results of operations could be materially and adversely affected.

     INTERNATIONAL OPERATIONS. In the second quarters of fiscal 1996 and 1995, international sales accounted for 40.4% and 54.1%, respectively, of the Company's total net sales. The Company expects that international sales will continue to represent a significant portion of its net sales in the future. The Company's results of operations may be adversely affected by fluctuations in exchange rates, difficulties in collecting accounts receivable, tariffs and difficulties in obtaining export licenses. Although the Company's sales are currently denominated in U.S. dollars, future international sales of the ELSET Virtual Set may result in foreign currency denominated sales. In addition, certain expenses incurred by ELSET GmbH are denominated in German marks. Gains and losses on the conversion to U.S. dollars of receivables and payables arising from international operations may contribute to fluctuations in the Company's results of operations. In addition, international sales are primarily made through distributors and result in lower gross margins than direct sales. Moreover, the Company's international sales may be adversely affected by lower sales levels that typically occur during the summer months in Europe and other parts of the world. International sales and operations are also subject to risks such as the imposition of governmental controls, political instability, trade restrictions and changes in regulatory requirements, difficulties in staffing and managing international operations, generally longer payment cycles and potential insolvency of international dealers. There can be no assurance that these factors will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's business, financial condition and results of operations.

     DEPENDENCE ON DISTRIBUTORS. The Company derives a majority of its revenues from sales through distributors. The Company depends on distributors for substantially all of its international sales. The loss of certain of these distributors could have a material adverse effect on the Company. Certain of the Company's distributors also act as distributors for competitors of the Company and could devote greater effort and resources to marketing competitive products. Because the Company's products are sold to high-end video professionals, effective distributors must possess sufficient technical, marketing and sales resources and must devote these resources to a lengthy sales cycle and subsequent customer support. There can be no assurance that the Company's current distributors will be able to continue to market and support the Company's existing products effectively or that economic conditions or industry demand will not adversely affect such distributors. The markets for new products such as the ELSET Virtual Set and digital video disk based servers require a different marketing, sales, distribution and support strategy than markets for the Company's other products. In addition, the Company currently intends to expand its existing indirect sales channels to implement its strategy of broadening its lower-priced on-line video editor and digital video disk recorder product lines. There can be no assurance that the Company's distributors will choose or be able to effectively market and support these new products or to continue to market the Company's existing products. A failure of the Company's distributors to successfully market and support the Company's products would have a material adverse effect on the Company's business, financial condition and results of operations.

     CONTROL BY EXISTING STOCKHOLDERS; EFFECT OF CERTAIN ANTI-TAKEOVER PROVISIONS. As of March 31, 1996, the Company's officers and directors, and their affiliates, beneficially own approximately 52% of the Company's outstanding Common Stock. As a result, the Company's executive officers and directors and their affiliates will be able to control the Company and direct its business and affairs. Acting together, these stockholders will be able to continue to elect the Company's directors and to determine the outcome of corporate actions requiring stockholder approval, regardless of how other stockholders of the Company may vote. Furthermore, acting together, such stockholders will be able to block any change in control of the Company and could effect a change in control of the Company. In addition, the Board of Directors has the authority to issue up to 2,000,000 shares of undesignated Preferred Stock and to determine the rights, preferences, privileges and restrictions of such shares without further vote or action by the Company's stockholders. The rights of the holders of Common Stock will be subject to, and may be adversely effected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock could have the effect of making it more difficult for third parties to acquire a majority of the outstanding voting stock of the Company. Further, certain provisions of the Company's Amended and Restated Certificate of Incorporation and Bylaws and of Delaware law could delay or make difficult a merger, tender offer or proxy contest involving the Company.

     POSSIBLE VOLATILITY OF STOCK PRICE. The Company's stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenue or earnings from levels expected by securities analysts or others could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period. Additionally, the Company may not learn of, or be able to confirm, revenue or earnings shortfalls until late in the fiscal quarter or following the end of the quarter, which could result in an even more immediate and adverse effect on the trading of the Company's common stock. Finally, the Company participates in a highly dynamic industry, which may result in significant volatility of the Company's common stock price.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None.

ITEM 2.  CHANGES IN SECURITIES

     None.

ITEM 3.  DEFAULTS IN SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               On February 20, 1996, the Company held its annual meeting of stockholders. At such meeting, the Company's stockholders approved the following items by the following votes:

     1.   The Election of the following directors of the Company:

              NOMINEE                  FOR         WITHHELD
              -------                  ---         --------

          Junaid Sheikh              5,618,566       1,400
          Robert L. Wilson           5,618,566       1,400
          Lionel M. Allan            5,618,566       1,400
          Gary W. Kalbach            5,618,566       1,400
          Nyal D. McMullin           5,618,566       1,400

     2. The ratification of the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending September 30, 1996.

          For  5,618,566        Against 0       Abstain   1,400

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          11.1 Computation of loss per share.

          27   Financial Data Schedule.

     (b)  Reports on Form 8-K.

          None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ACCOM, INC.


                                          By: /s/   ROBERT L. WILSON
                                             -------------------------------
                                                    Robert L. Wilson
                                             Executive Vice President,
                                               Chief Operating Officer and
                                               Chief Financial Officer
                                            (Duly Authorized and Principal
                                             Financial and Accounting Officer)


Date: May 10, 1996