Form 10-Q
period 1996-06-30
ACCOM INC
filed 1996-08-14
CIK 949335

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Quarter Ended June 30, 1996, or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition period from _____ to _____.

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

Yes     X                                                              No
      -----                                                               -----

         As of August 7, 1996, 6,493,734 shares of the Registrant's common stock $0.001 par value, were outstanding.

                                   ACCOM, INC.

                  FORM 10-Q For the Quarter Ended June 30, 1996

                                      INDEX

                                                                                                             Page

             Facing sheet                                                                                      1

             Index                                                                                             2

Part I.      Financial Information

Item 1.      a)     Condensed consolidated balance sheets at June 30, 1996 and September 30, 1995              3

             b)     Condensed consolidated statements of operations for the three months ended
                    June 30, 1996 and June 30, 1995 and for the nine months ended                              4
                    June 30, 1996 and June 30, 1995

             c)     Condensed consolidated statements of cash flows for the nine  months ended June 30,        5
                    1996 and June 30, 1995

             d)     Notes to condensed consolidated financial statements                                       6

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations             7

Part II.     Other Information                                                                                15

             Signature                                                                                        16

             Exhibit 11.1                                                                                     17
                    Statement re computation of net loss per share

             Exhibit 27
                    Financial Data Schedule                                                                   19


                                           PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                    ACCOM, INC.
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  (In thousands)


                                                                                  June 30,           September 30,
                                                                                    1996                 1995
                                                                                 ---------------------------------
                                                                                 (Unaudited)            (Note)
Assets
Current Assets
     Cash and cash equivalents                                                    $  1,514             $  8,769
     Short-term investments                                                          3,004                 --
     Accounts receivable, net                                                        5,676                3,754
     Inventories                                                                     5,433                4,736
     Deferred tax assets                                                               508                  508
     Prepaid expenses and other current assets                                       1,069                  295
                                                                                  ---------------------------------

Total Current Assets                                                                17,204               18,062

Property and equipment, net                                                          1,546                1,596
Other assets                                                                           142                   54
                                                                                  ---------------------------------
                                                                                  $ 18,892             $ 19,712
                                                                                  =================================

Liabilities and Stockholders' Equity
Current Liabilities:
     Notes payable                                                                $     58             $     58
     Accounts payable                                                                2,494                1,719
     Accrued liabilities                                                             2,522                3,729
     Deferred revenue                                                                  802                  336
                                                                                  ---------------------------------
Total Current Liabilities                                                            5,876                5,842

Note payable - noncurrent                                                               39                   83
Deferred tax liabilities                                                               108                  108

Commitments
Stockholders' Equity:
     Preferred stock, $0.001 par value; 2,000,000 shares authorized;
         no shares issued and outstanding                                             --                   --
     Common stock, $0.001 par value; 20,233,497 shares authorized;
         6,459,267 and 6,404,197 shares issued and outstanding on June 30, 1996
         and September 30, 1995, respectively                                            6                    6
     Additional paid-in capital                                                     21,239               21,128
     Retained earnings (accumulated deficit)                                        (8,376)              (7,455)
                                                                                  ---------------------------------
Total Stockholders' Equity                                                          12,869               13,679
                                                                                  ---------------------------------

                                                                                  $ 18,892             $ 19,712
                                                                                  =================================



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

                                                             ACCOM, INC.
                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (In thousands, except per share data)
                                                              Unaudited


                                                                    Three months ended              Nine months ended
                                                                         June 30,                       June 30,
                                                                  1996            1995            1996            1995
                                                                ------------------------       -------------------------
Net sales                                                       $  4,824        $  5,657        $ 15,557        $ 15,483

Cost of sales                                                      2,334           2,653           7,398           7,359
                                                                ------------------------       -------------------------
Gross margin                                                       2,490           3,004           8,159           8,124

Operating expenses:
     Research and development                                      1,065             972           3,080           2,826
     Marketing and sales                                           2,436           1,691           5,601           4,458
     General and administrative                                      382             300           1,052             936
     Charge for acquired in-process technology                      --              --              --             1,742
                                                                ------------------------       -------------------------

Total operating expenses                                           3,883           2,963           9,733           9,962
                                                                ------------------------       -------------------------

Operating income (loss)                                           (1,393)             41          (1,574)         (1,838)

Interest income                                                       59            --               194               6

Interest expense                                                      (3)            (32)             (8)            (74)

Other expense                                                        (10)             (8)            (29)            (68)
                                                                ------------------------       -------------------------
Income (loss) before income taxes                                 (1,347)              1          (1,417)         (1,974)

Benefit for income taxes                                            (471)           --              (496)           (139)
                                                                ------------------------       -------------------------
Net income (loss)                                               $   (876)       $      1        ($   921)       $ (1,835)
                                                                ========================       ==========================

Net income (loss) per share                                     $  (0.14)       $   0.00        $  (0.14)       $  (0.62)

Shares used in computation of net income (loss) per share          6,453           4,666           6,431           2,956


                                      See notes to condensed consolidated financial statements.

                                                   ACCOM, INC.
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (In thousands)
                                                    Unaudited


                                                                                          Nine months ended
                                                                                               June 30,
                                                                                  -----------------------------
                                                                                      1996              1995
                                                                                      ----              ----
Cash flows from operating activities:
Net loss                                                                          $   (921)           $ (1,835)
Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities:
         Depreciation                                                                  554                 359
         Changes in operating assets and liabilities
                  Accounts receivable                                               (1,922)               (495)
                  Inventories                                                         (697)               (421)
                  Deferred tax assets, net                                            --                    63
                  Prepaid expenses and other current assets                           (774)               (227)
                  Accounts payable                                                     775                 751
                  Accrued compensation                                                  87                 147
                  Other accrued liabilities                                           (417)                370
                  Income taxes payable                                                --                  (128)
                  Customer deposits                                                    (57)               (254)
                  Deferred revenue                                                     466                 (90)
                                                                                  -----------------------------
Net cash (used in) operating activities                                             (2,906)             (1,760)
                                                                                  -----------------------------

Cash flows from investing activities:
Expenditures for property and equipment                                               (504)               (886)
Purchase of short-term investments                                                 (33,553)             (1,000)
Sale of short-term investments                                                      30,549               1,000
Increase (decrease) in other assets                                                    (88)                  0
                                                                                  -----------------------------
Net cash provided by (used in) investing activities                                 (3,596)               (886)
                                                                                  -----------------------------

Cash flows from financing activities:
Borrowings on line of credit                                                          --                 1,850
Payments on line of credit                                                            --                (1,375)
Acquisition of notes payable                                                          --                   170
Repayments on notes payable                                                            (44)                (14)
Issuance of preferred stock                                                           --                 2,232
Issuance costs on preferred stock financing                                           --                   (14)
Issuance of common stock                                                               111                  13
Payment of accrued initial public offering costs                                      (819)               --
                                                                                  -----------------------------
Net cash provided by (used in) financing activities                                   (752)              2,862
                                                                                  -----------------------------
Net increase (decrease) in cash and cash equivalents                                (7,254)                216
Cash and cash equivalents at beginning of period                                     8,768                 196
                                                                                  -----------------------------
Cash and cash equivalents at end of period                                        $  1,514            $    412
                                                                                  =============================

Supplemental disclosure of cash flow information
Interest paid                                                                     $      8            $     78
                                                                                  =============================

Income taxes paid                                                                 $      1            $    118
                                                                                  =============================

Supplemental disclosure of noncash investing and financing activities
Accrued acquisition costs                                                         $     91                --
                                                                                  =============================

                                             See accompanying notes.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    Unaudited

Note 1.  Summary of Significant Accounting Policies

Basis of Preparation

         The condensed consolidated balance sheet as of June 30, 1996, and the condensed consolidated statements of income and cash flows for the three and nine month periods ended June 30, 1996 and 1995 have been prepared by the Company, and have not been audited. In the opinion of management, all adjustments (consisting of normal accruals) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 1996, and for all periods presented, have been made. The financial data should be reviewed in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995. The results of operations for the three and nine month periods ended June 30, 1996 are not necessarily indicative of the operating results for the full 1996 fiscal year.

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

         The following is a summary of available-for-sales securities at June 30, 1996 (In thousands):

                                          Gross          Gross
                                        Unrealized     Unrealized     Estimated
                               Cost       Gains           Loss       Fair Value
                              --------------------------------------------------
Commercial Paper*             $1,399       $--            $--          $1,399
Municipal Notes                1,605        --             --           1,605
                              --------------------------------------------------
                              $3,004       $--            $--          $3,004
                              ==================================================

                  *Maturities are all within one year.

Note 3.  Inventories

         Inventories consist of the following (In thousands):

                                            June 30,          September 30,
                                              1996                1995
                                            -------------------------------
Purchased parts and materials                $  957              $1,075
Work-in-progress                              1,923                 985
Finished goods                                  532                 611
Demonstration inventory                       2,021               2,065
                                            -------------------------------
                                             $5,433              $4,736
                                            ===============================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in Part I--Item 1 of this Quarterly Report. In addition, in order to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company hereby notifies readers that the factors set forth in "Additional Factors That May Affect Future Results," as well as other factors, could in the future affect, and in the past have affected, the Company's actual results and could cause the Company's results for future quarters to differ materially from those expressed in any forward looking statements made by or on behalf of the Company, including those made in the following discussion.

Overview

         Accom designs, manufactures, markets and supports digital video systems for the high-end production, post-production and broadcast markets. The Company was incorporated in December 1987 and began shipments of its digital signal processing products in fiscal 1988. In November 1991, the Company merged with Axial Systems Corporation ("Axial"), a developer of digital on-line editing systems. The first shipments of the Company's Axial(R) 2020 Visual On-Line Editing System ("Axial 2020") and RTD 4224 digital video disk recorder (the "RTD") occurred in fiscal 1992. The first shipments of the Company's
Brontostore(TM) news graphics and clip server (the "Brontostore", renamed "Axess" in April 1996) and the Company's lower cost Axial 2010 On-Line Editing System ("Axial 2010") and WSD(R) Work Station Disk Recorder (the "WSD") occurred in fiscal 1994. In January 1995, the Company began shipping the WSD(R)/XL Work Station Disk Recorder ("WSD/XL") and in June 1996 began shipping the WSD(R)/XLS.

         In September 1995, the Company increased its ownership interest in ELSET Electronic-Set GmbH, a German limited liability company ("ELSET GmbH"), to 100% for approximately $7.6 million in cash, funded with a portion of the proceeds of the Company's initial public offering (the "ELSET Acquisition"). At the April 1995 National Association of Broadcasters ("NAB") convention, the Company introduced a prototype of the ELSET(TM) virtual set system (the "ELSET Virtual Set"), which operates on a Silicon Graphics, Inc. ("SGI") Onyx(TM) Reality Engine2 or OnyxTM Infinite Reality workstation (an "Onyx"). The Company shipped its first ELSET Virtual Set in the second quarter of fiscal 1996. See "Additional Factors That May Affect Future Results" below.

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

Results of Operations

Quarters ended June 30, 1996 and June 30, 1995

         Net Sales. The Company's net sales declined by 14.7% to $4.8 million in the third quarter of fiscal 1996 from $5.7 million for the third quarter of fiscal 1995. The decrease in fiscal 1996 was due to decreased shipments of signal processing, WSD, RTD, and Axess products partially offset by increased shipments of the Axial 2010 and Axial 2020. International sales represented approximately 36.9% and 54.4% of the Company's sales during the third quarter of fiscal 1996 and 1995, respectively. The decrease in international sales came from both European and Asian markets.

         Cost of Sales. Gross margin was 51.6% and 53.1% in the third quarter of fiscal 1996 and 1995, respectively. Gross margin declined in the third quarter of fiscal 1996 due to lower shipments as manufacturing overhead is primarily a fixed cost not related to volume, as well as lower WSD margins due to higher product costs relative to the third quarter of fiscal 1995.

         Research and Development. Research and development expenses increased by 9.6% to $1.1 million in the third quarter of fiscal 1996 from $1.0 million in the third quarter of fiscal 1995. The increase in fiscal 1996 was primarily due to an increase in project expenses related to development of the ELSET Virtual Set partially offset by declines in spending for other development projects. Research and development expenses as a percentage of net sales were 22.1% and 17.2% in the third quarter of fiscal 1996 and 1995, respectively. The increase in this percentage is due to the decline in revenues in the third quarter of fiscal 1996 relative to revenues in the third quarter of fiscal 1995.

         Marketing and Sales. Marketing and sales expenses increased by 44.1% to $2.4 million in the third quarter of fiscal 1996 from $1.7 million in the third quarter of fiscal 1995. Marketing and sales expenses as a percentage of net sales were 50.5% and 29.9% in the third quarter of fiscal 1996 and 1995, respectively. The increase in fiscal 1996 was attributable to a charge of $594,000 related to write-downs of demonstration inventory used for marketing purposes and staff reductions as a result of implementing a plan to refocus and streamline operations and as a result of an increase in ELSET marketing activities and an increase in salary expenses for sales personnel.

         General and Administrative. General and administrative expenses increased by 27.3% to $382,000 in the third quarter of fiscal 1996 from $300,000 in the third quarter of fiscal 1995. General and administrative expenses as a percentage of net sales was 7.9% in the third quarter of fiscal 1996 and 5.3% in the third quarter of fiscal 1995. The increase in fiscal 1996 was primarily due to an increase in insurance expenses.

         Interest Income, Interest Expense and Other (Expense). Interest income increased significantly to $59,000 in the third quarter of fiscal 1996 from nothing in the third quarter of fiscal 1995. This increase was attributable to an increase in income earned on short-term investments, which primarily consist of proceeds from the Company's initial public offering in September 1995. Interest expense decreased by $29,000 in the third quarter of fiscal 1996 from fiscal 1995 as a result of the Company paying down its outstanding bank borrowings. Cash and cash equivalents increased and bank borrowings decreased as a result of the Company completing its initial public offering during the fourth quarter of fiscal 1995.

         Provision (Benefit) for Income Taxes. The Company's effective tax rate for 1996 is estimated to be 35%, which is less than the applicable statutory rates primarily due to benefits derived from the Company's foreign sales subsidiary.

Nine Months ended June 30, 1996 and June 30, 1995

         Net Sales. The Company's net sales were up slightly to $15.6 million in the nine months ended June 30,1996 from $15.5 million for the same period in fiscal 1995. The increase in fiscal 1996 was due to increased shipments of the Axial 2010 and Axial 2020, Axess and the first shipment of the ELSET software partially offset by lower signal processing, WSD and RTD shipments. International sales represented approximately 41.5% and 51.4% of the Company's sales during the first nine months of fiscal 1996 and 1995, respectively.

         Cost of Sales. Gross margin was 52.4% and 52.5% in the first nine months of fiscal 1996 and 1995, respectively. Gross margins decreased in the first nine months of fiscal 1996 due to higher product costs on the WSD partially offset by shipment of relatively higher margin Axial products and lower shipments to international distributors relative to the first nine months of fiscal 1995.

         Research and Development. Research and development expenses increased by 9.0% to $3.1 million in the first nine months of fiscal 1996 from $2.8 million in the first nine months of fiscal 1995. The increase in fiscal 1996 was primarily due to an increase in project expenses related to development of the ELSET Virtual Set partially offset by declines in spending for other development projects. Research and development expenses as a percentage of net sales were 19.8% and 18.3% in the first nine months of fiscal 1996 and 1995, respectively.

         Marketing and Sales. Marketing and sales expenses increased by 25.6% to $5.6 million in the first nine months of fiscal 1996 from $4.5 million in the first nine months of fiscal 1995. Marketing and sales expenses as a percentage of net sales were 36.0% and 28.8% in the first nine months of fiscal 1996 and 1995, respectively. The increase in fiscal 1996 was attributable to the charge related to write-downs of demonstration inventory used for marketing purposes and staff reductions as a result of implementing a plan to refocus and streamline operations as well as the result of an increase in ELSET marketing activities and an increase in salary expenses for sales personnel.

         General and Administrative. General and administrative expenses increased by 12.4% to $1.1 million in the first nine months of fiscal 1996 from $0.9 million in the first nine months of fiscal 1995. The increase in fiscal 1996 was primarily due to an increase in insurance expenses. General and administrative expenses as a percentage of net sales was 6.8% in the first nine months of fiscal 1996 and 6.1% in the first nine months of fiscal 1995.

         Interest Income, Interest Expense and Other (Expense). Interest income increased significantly to $194,000 in the first nine months of fiscal 1996 from $6,000 in the first nine months of fiscal 1995. This increase was attributable to an increase in income earned on short-term investments. Interest expense decreased by $66,000 in the first nine months of fiscal 1996 from fiscal 1995 as a result of the Company paying down its outstanding bank borrowings. Cash and cash equivalents increased and bank borrowings decreased as a result of the Company completing its initial public offering during the fourth quarter of fiscal 1995.

         Provision (Benefit) for Income Taxes. The Company's effective tax rate for 1996 is estimated to be 35%, which is less than the applicable statutory rates primarily due to benefits derived from the Company's foreign sales subsidiary.

Liquidity and Capital Resources

         As of June 30, 1996, the Company had $4.5 million of cash, cash equivalents and short-term investments.

         Operating activities used $2.9 million in net cash during the first nine months of fiscal 1996. In addition to the net loss, net cash used in the first nine months of fiscal 1996 consisted primarily of increases in accounts receivable, inventories, prepaid expenses, and a decrease in other accrued liabilities, partially offset by increases in accounts payable and deferred revenue.

         During the first six months of 1996 the Company had a revolving line of credit with Comerica Bank that allowed for borrowings of up to $2.5 million, subject to the level of qualifying accounts receivable. As of March 31, 1996, the Company had no borrowings outstanding under the line of credit and the line of credit was terminated. The Company is currently negotiating with Comerica for a new line of credit in the amount of $4 million, which may be secured by substantially all of the Company's assets and may restrict the Company's ability to pay dividends.

         The Company believes that its existing cash, cash equivalents and short-term investments will be sufficient to meet its cash requirements for at least the next twelve months. To the extent the Company incurs losses or grows in the future, its operating and investing activities may use cash and, consequently, such losses or growth may require the Company to obtain additional sources of financing. There can be no assurance that any necessary additional financing will be available to the Company on commercially reasonable terms, or at all.

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

         Uncertainty as to Development and Market Acceptance of ELSET Virtual Set. The Company's ability to achieve revenue growth and profitability in fiscal 1996 and subsequent years is dependent to a significant degree upon the successful development and market acceptance of its ELSET Virtual Set, a prototype of which was introduced at the April 1995 NAB convention and the first commercial shipments of which were made in March 1996. The ELSET Virtual Set is still being further developed with respect to certain key features, including a user interface, the movement of cameras in the set and actor interaction with three-dimensional virtual objects. There can be no assurance that the Company will be able to successfully complete these developments of the ELSET Virtual Set in a timely manner. The failure to complete the development of the ELSET Virtual Set successfully and in a timely manner would have a material adverse impact on the Company's business, financial condition and results of operations. In addition, the ELSET Virtual Set represents a new approach to studio set creation, and its commercial success will depend on the rate at which potential end users transition from the use of traditional physical sets to virtual sets and whether this transition occurs at all. A potential end user's decision to purchase an ELSET Virtual Set will depend on many factors that are difficult to predict. For example, the ELSET Virtual Set is based to a significant extent on new technology, including continuing enhancements to the Onyx. Therefore, potential end users such as broadcasters may be reluctant to purchase the ELSET Virtual Set, especially for mission-critical functions, until the ELSET Virtual Set's reliability in real time use has been demonstrated. In addition, a potential end user's decision to purchase the ELSET Virtual Set may be subject to SGI's timing of shipments of the Onyx and SGI's announcement of enhancements to the Onyx. The current U.S. list price for the ELSET Virtual Set, including the Onyx, ranges from approximately $650,000 to over $1.2 million, depending on the desired functionality. Potential end users may therefore be unwilling to incur the significant cost of converting from physical sets to the ELSET Virtual Set. Although the Company currently anticipates that broadcasters and post-production facilities will be the primary end users of virtual set systems, the Company has not conducted any formal market surveys to determine the potential market for and acceptance of the ELSET Virtual Set. The Company expects that sales of the ELSET Virtual Set will entail a longer sales cycle than with the Company's other products. Although the Company made its first commercial shipments of the ELSET Virtual Set in March 1996, there can be no assurance that a significant market for virtual set systems will develop or that the Company will be able to successfully market the ELSET Virtual Set over time. If this market development does not occur or occurs over an extended period, or if the ELSET Virtual Set does not achieve market acceptance, the Company's business, financial condition and results of operations will be materially and adversely affected.

         Potential Fluctuations in Operating Results. The Company incurred a net loss of approximately $876,000 in the third quarter of fiscal 1996 and had a net loss of $921,000 for the first nine months of fiscal 1996. The Company also incurred a net loss of $1.8 million in the first nine months of fiscal 1995, primarily as a result of a charge of approximately $1.7 million for acquired in-process technology. There can be no assurance that the Company will be profitable on a quarterly or annual basis in the future. The Company's quarterly operating results have in the past fluctuated and may fluctuate significantly in the future depending on such factors as the timing and shipment of significant orders, new product introductions and changes in pricing policies by the Company and its competitors, the timing and market acceptance of the Company's new products and product enhancements, particularly the ELSET Virtual Set, the
Company's  product  mix,  the mix of  distribution  channels  through  which the
Company's products are sold and the Company's inability to obtain sufficient supplies of sole or limited source components for its products. In response to competitive pressures or new product introductions, the Company may take certain pricing or other actions that could materially and adversely affect the Company's operating results. In addition, new product introductions by the Company could contribute to quarterly fluctuations in operating results as orders for new products commence and orders for existing products decline. The Company believes that its net sales generally will decrease in the second quarter of each fiscal year as compared to the prior quarter (as occurred in the second quarter of fiscal 1996) due to decreased expenditures in the post-production market during that period and delayed customer purchasing decisions in anticipation of new product introductions by the Company and others at the annual NAB convention.

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

         The introduction of new products or product enhancements with reliability, quality or compatibility problems can result in reduced or delayed sales, delays in collecting accounts receivable or additional service and warranty costs. In the past, the Company has delivered certain new products to customers prematurely, and, as a result, such products have contained performance deficiencies. For example, in the first half of fiscal 1995, the Company first delivered its Axess (formerly known as Brontostore) to certain customers. To date, the Company has experienced technical problems with the

Axess, including delays in delivering additional functionality when originally requested by these customers. Although the Company is working to address these problems, there can be no assurance that the Company will successfully resolve them. Similarly, the software component of the Company's products, particularly the ELSET Virtual Set, may contain errors that may be detected at any point in the product's life cycle, including after product introduction. For example, the Company has from time to time needed to update the software for its products to address performance problems. The Company expects the software content of its products to increase in the future. There can be no assurance that the Company will not experience delays and software or hardware related technical problems in its current and future efforts to develop products and product enhancements. Any such delays or problems could have a material adverse effect on the Company's business, financial condition and results of operations.

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

         International Operations. In the third quarters of fiscal 1996 and 1995, international sales accounted for 36.9% and 51.4%, respectively, of the Company's total net sales. The Company expects that international sales will continue to represent a significant portion of its net sales in the future. The Company's results of operations may be adversely affected by fluctuations in exchange rates, difficulties in collecting accounts receivable, tariffs and difficulties in obtaining export licenses. Although the Company's sales are currently denominated in U.S. dollars, future international sales of the ELSET Virtual Set may result in foreign currency denominated sales. In addition, certain expenses incurred by ELSET GmbH are denominated in German marks. Gains and losses on the conversion to U.S. dollars of receivables and payables arising from international operations may contribute to fluctuations in the Company's results of operations. In addition, international sales are primarily made through distributors and result in lower gross margins than direct sales. Moreover, the Company's international sales may be adversely affected by lower sales levels that typically occur during the summer months in Europe and other parts of the world. International sales and operations are also subject to risks such as the imposition of governmental controls, political instability, trade restrictions and changes in regulatory requirements, difficulties in staffing and managing international operations, generally longer payment cycles and potential insolvency of international dealers. There can be no assurance that these factors will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's business, financial condition and results of operations.

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

         Control by Existing Stockholders; Effect of Certain Anti-Takeover Provisions. As of June 30, 1996, the Company's executive officers and directors, and their affiliates, beneficially own approximately 52% of the Company's outstanding Common Stock. As a result, the Company's executive officers and directors and their affiliates will be able to control the Company and direct its business and affairs. Acting together, these stockholders will be able to continue to elect the Company's directors and to determine the outcome of corporate actions requiring stockholder approval, regardless of how other stockholders of the Company may vote. Furthermore, acting together, such stockholders will be able to block any change in control of the Company and could effect a change in control of the Company. In addition, the Board of Directors has the authority to issue up to 2,000,000 shares of undesignated Preferred Stock and to determine the rights, preferences, privileges and restrictions of such shares without further vote or action by the Company's stockholders. The rights of the holders of Common Stock will be subject to, and may be adversely effected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock could have the effect of making it more difficult for third parties to acquire a majority of the outstanding voting stock of the Company. Further, certain provisions of the Company's Amended and Restated Certificate of Incorporation and Bylaws and of Delaware law could delay or make difficult a merger, tender offer or proxy contest involving the Company.

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

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits.

                  11.1     Computation of net loss per share.

                  27       Financial Data Schedule

         (b)      Reports on Form 8-K.

                  None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ACCOM, INC.


                              By: /s/              ROBERT L. WILSON
                                 -----------------------------------------------
                                                   Robert L. Wilson
                                       Executive Vice President, Chief Operating
                                          Officer and Chief Financial Officer
                                    (Duly Authorized and Principal Financial and
                                    Accounting Officer)


Date:    August 12, 1996