Form 10-K
period 1996-09-30
ACCOM INC
filed 1996-12-30
CIK 949335

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                    Form 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Fiscal Year Ended September 30, 1996, or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition period from _____ to _________.

                         Commission file number: 0-26620


                                   ACCOM, INC.
             (Exact name of Registrant as specified in its charter)


                    Delaware                                 94-3055907
(State or other jurisdiction of incorporation or          (I.R.S. Employer
                  organization)                          Identification No.)

                               1490 O'Brien Drive
                              Menlo Park, CA 94025
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (415) 328-3818

                       ----------------------------------

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, $0.001 par value per share

                       ----------------------------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports). and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                             ---   ---

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $5,170,000 as of December 16, 1996, based upon the closing sale price on the Nasdaq National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% of more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         There were 6,568,767 shares of Registrant's Common Stock issued and outstanding as of December 16, 1996.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III incorporates information by reference from the definitive proxy statement for the Annual Meeting of Shareholders to be held on February 18, 1997.

         "Accom," "Axial," and "WSD" are registered trademarks of the Company, and all of the Company's other product names are trademarks of the Company. "Onyx(TM)" is a trademark of Silicon Graphics, Inc. This Report also includes trademarks of companies other than Accom, Inc. and Silicon Graphics. Unless the context indicates otherwise, reference in this Report to the "Company" and "Accom" refers to Accom, Inc. and its consolidated subsidiaries.

                                     PART I

Item 1.  Business

General

         Accom(R), Inc. ("Accom" or the "Company") designs, manufactures, markets and supports digital video systems for the high-end production, post-production and broadcast markets. The Company's systems are designed to be used by video professionals to create, edit and broadcast high quality video content such as television shows, commercials, news, music videos and video games.

         The proliferation of distribution channels for video content, including cable, satellite and direct view systems such as videos and CD ROMs, is increasing the demand for broadcast content while diminishing the potential viewing audience and revenue per channel. To compete more effectively, broadcasters and other high-end content creators require systems that reduce the cost of developing and delivering video content and more flexibly distribute the same or repurposed content over multiple channels. These systems must be capable of performing mission-critical tasks reliably and in real time without detracting from the final video quality. As high-end video professionals transition from traditional stand-alone analog systems to integrated digital systems, they also require systems that can be easily integrated with existing equipment to leverage their significant capital investments.

         The Company provides innovative products that cost-effectively meet the needs of high-end professional content creators and broadcasters in real time video production, post-production and distribution. The Company's current products include on-line video editing systems and digital video disk recorders used during the content creation process and networked still image and video clip storage systems used by broadcasters. At the April 1995 National Association of Broadcasters ("NAB") convention, the Company introduced a prototype of the ELSET(TM) virtual set system (the "ELSET Virtual Set"), which operates on a Silicon Graphics, Inc. ("SGI") Onyx(TM) workstation (an "Onyx"). Accom believes that the ELSET Virtual Set has the potential to give video content creators enhanced freedom and control over their production environments by replacing traditional physical studio sets with three-dimensional ("3D") virtual sets. The Company anticipates that the ELSET Virtual Set will be used primarily in the production of news and sports broadcasts, news magazines, music videos, video games and talk shows. The Company shipped its first ELSET virtual set system in the second quarter of fiscal 1996.

         The ELSET Virtual Set technology is owned by ELSET Electronic-Set GmbH ("ELSET GmbH"). Since September 29, 1995, 100% of the outstanding shares of ELSET GmbH have been owned by the Company through a wholly-owned subsidiary.

         The Company's strategy is to maintain its leadership position in the high-end segment of the video post-production market by enhancing its existing product lines and developing new products that establish higher standards of performance in video editing and digital recording. The Company plans to build upon its established reputation in the high-end post-production segment to market the ELSET Virtual Set and its Axess(TM) news graphics and clip server

(formerly known as the "Brontostore") to the production and distribution markets. In addition, the Company has pursued a strategy of first developing and marketing full-featured systems to prove technological feasibility and market acceptance and then designing lower-priced products with reduced feature sets to appeal to a broader base of customers.

         The Company sells its products through a combination of its direct sales force and indirect distribution channels.

Industry Overview

         The creation and broadcast of video content consists of four distinct stages: pre-production, production, post-production and distribution. Pre-production involves creation of the script and storyboard. Production (content creation) involves shooting video or film, as well as creation of computer-generated graphics and sound recording. Post-production consists of editing and manipulating diverse images and audio elements into a final program, including off-line and on-line editing. Distribution is the delivery of the finished video content to the viewer through traditional channels such as broadcast, satellite and cable channels or through direct distribution of video rentals, CD ROMs and video games.

         The market for systems used in the video content creation, editing and broadcast process ranges from high-end professional users such as television networks, cable television companies and independent production and post-production houses, to professionals and non-professionals that create video content for less demanding applications such as corporate communications. High-end professional users typically drive the performance standards for innovation, quality, speed and features for the video production and broadcast markets.

         The channels available for distribution of video content are proliferating as new cable, satellite and direct view alternatives supplement traditional delivery systems. This proliferation is increasing the demand for broadcast content. Concurrently, the viewing audience per channel and, therefore, the potential revenue per channel is being reduced. To more effectively compete in this new environment, broadcasters and other video professionals must reduce the cost of developing and delivering content and find more flexible means to distribute the same or repurposed content over multiple channels. These requirements span the post-production, distribution and content creation segments of the video production and broadcast market.

Post-Production

         Video editing is critical to the post-production process and is often completed in two steps: off-line, to reduce raw material to a smaller, more manageable group of elements; and on-line, to assemble video, audio and graphic elements into a final program. The on-line video editing process typically occurs in a video "editing suite" comprised of sophisticated, interconnected equipment such as video recorders and switchers, digital video effects systems, storage devices for still images and computer-based graphics systems. Video editing suites can cost up to several million dollars due to the cost and variety of equipment required, and professional post-production services can cost in excess of $1,000 per hour.

         Over the past several years, a number of personal computer-based off-line editing systems have been introduced to enable more efficient and cost-effective editing. However, these off-line systems rely upon compression algorithms to convert raw video content to signals capable of being manipulated on personal computers. This use of highly compressed video compromises video fidelity. Currently, video effects and compositing, as well as two-dimensional ("2D") and 3D graphic elements, must be created in an uncompressed format. An editor using a compression-based off-line system must decompress the video, add effects and graphics and then recompress the video. This adds complexity to the editing process and often further compromises the video fidelity of the final content. Moreover, these off-line systems typically provide the user with a single video stream, which does not allow the simultaneous manipulation of multiple streams of video elements in real time.

         To improve productivity and creative flexibility, high-end professionals increasingly require on-line editing systems with simultaneous random access to multiple video streams and video of D1 quality, a standard digital video format that represents one of the highest levels of video quality commercially available today. Unlike traditional taped-based analog systems, an on-line editing system based on digital video disk recorders enables the user to instantly and randomly access any part of the stored video, audio or other material, rearrange the material and play back edited material without repeatedly winding and rewinding tape to locate desired sequences. In contrast to off-line systems, on-line digital-based systems do not require high levels of compression and, therefore, do not detract from the fidelity of the final video content. As post-production professionals transition their on-line edit rooms to digital technologies, they often create hybrid environments that integrate traditional analog video processing equipment with digital systems. Therefore, these professionals need on-line editing systems that easily interface with equipment made by different manufacturers.

Distribution

         Most distributors of video content such as television networks and cable broadcasters currently rely on standalone still image disk storage devices and analog tape-based systems when broadcasting graphics and video clips during news, sports or entertainment presentations. These are typically single-user devices that cannot be easily networked to serve multiple users. With the proliferation of distribution channels, distributors of video content increasingly require more flexible means of accessing and distributing content over multiple channels. Quick access by multiple users to content such as computer-generated graphics and short segment video clips is critical to effective and economical news, sports and entertainment broadcasting. Networked digital video disk recorders enable distributors of video content to make material more readily available to multiple users and for broadcast through multiple channels. Distributors of video content are beginning to transition to digitally-based networks that increase the speed at which information is shared, reduce the time necessary to complete production tasks and more efficiently utilize the content they create and distribute.

Content Creation

         A large portion of the cost of creating content is attributable to the actual shooting of video, which is performed on location or on studio stages. A typical video studio consists of a soundproofed stage, a specially designed set, high-intensity lighting, sophisticated video equipment and, often, a fully-equipped control room. Studios are often dedicated to a single type of production due to the time and cost necessary to change, or strike, sets. Actual set costs vary widely depending on the nature of the content being shot on the set and production budget constraints. Physical sets are inflexible and require significant manual effort to assemble and disassemble. With the proliferation of distribution channels, producers of video content need flexible production techniques that will enable them to quickly and efficiently create content for distribution through multiple channels. Content creators are therefore searching for innovative solutions to lower set costs, increase flexibility in the production of video and create more interesting content.

         Traditional video systems do not adequately meet the emerging production, post-production and distribution needs of high-end content creators and broadcasters. Professionals in this market segment require flexible, cost-effective systems that perform mission-critical tasks reliably and in real time without detracting from the final video quality. These new systems must also be capable of accommodating high-end video professionals as they transition from traditional stand-alone analog systems to integrated digital systems. In addition, high-end professionals require systems that can be easily integrated with existing video content creation and distribution equipment to leverage their significant equipment investments.

The Accom Approach

         Accom provides innovative products that cost-effectively meet the needs of high-end content creators and broadcasters in real time video production, post-production and distribution. Relying on its core technologies and its knowledge of the high-end video market, the Company develops sophisticated digital systems comprised of both standard and proprietary hardware and software. Accom believes that this approach results in flexible solutions, offering price and performance advantages over competitive systems while facilitating the transition to hybrid and digital environments.

         Accom's systems offer the following benefits:

         Open Systems. The Company designs products for ease of integration with other manufacturers' products, such as video switchers, digital video effects devices and video recorders. This capability allows users to leverage their existing equipment investments and customize their systems to meet current and future requirements.

         Real Time Performance. Accom systems operate in real time and execute processing and control functions 50 or 60 times per second. This enables content producers to instantly view video content in full-quality video resolution during production and post-production.

         High Video Fidelity. Accom systems operate in fully uncompressed video formats. This capability provides video content creators with D1 quality video, enabling them to deliver the same content for high-end distribution channels or distribution channels requiring lower resolution.

         Ease Of Use. The Company's systems are designed to improve the productivity of users and to reduce training time. For example, certain of the Company's products utilize video images and graphical user interfaces that eliminate the need for complicated menu structures and time codes.

         Leveraged Solutions. Accom combines certain of its individual products to create integrated solutions that offer performance benefits beyond those available when such products are used individually. For example, the Company integrates its on-line editor products with its digital video disk recorders to provide on-line, random access editing capability.

         The Company offers a range of products to the high-end segment of the video production, post-production and distribution markets. The Company's current key products are: on-line video editing systems used by post-production professionals; digital video disk recorders used during the on-line editing process or to produce computer graphics and animation; networked still image and video clip storage systems used by distributors of video content and the ELSET Virtual Set, which is designed to enable content producers to cost-effectively create programs with virtual production sets.

Accom Strategy

         Accom's goal is to be a leading supplier of production, post-production and distribution systems to the high-end video content creation and broadcast markets. To achieve this goal, Accom is executing a strategy that includes the following key elements:

         Maintain Leadership Position in Current High-End Market. The Company has established a reputation for meeting the exacting needs of the high-end segment of the video post-production market. The Company plans to maintain its leadership position in the high-end segment of the video post-production market by enhancing its existing on-line editing product line and developing new products that establish higher standards of performance in video editing and digital recording.

         Expand into New High-End Markets. The Company plans to leverage its existing reputation in the high-end post-production segment to market the ELSET Virtual Set and the Axess (formerly known as the "Brontostore") to the production and distribution markets.

         Broaden Lower-Priced Product Line. The Company has introduced products, such as the Axial 2010 on-line editor and the WSD/XL and WSD/Xtreme digital video disk recorders, that provide high-end users with reduced feature sets at lower prices. Under this strategy, the Company first develops and markets full-featured systems to prove technological feasibility and market acceptance. Thereafter, the Company designs lower-priced products with reduced feature sets to appeal to a broader base of customers.

         Invest in Innovative Technologies. The Company has developed significant expertise in core technologies relating to editing, real time control, signal processing and digital video disk recording. The Company intends to continue to internally develop and acquire new technologies as necessary to design products that satisfy customer requirements for quality, speed, cost and functionality. For example, by acquiring ELSET GmbH, the Company obtained access to virtual set technology.

         Enhance Distribution Channels. The Company plans to expand its direct marketing and sales efforts to more effectively penetrate the high-end market. In addition, the Company intends to expand its indirect distribution channels, including dealers, value-added resellers and third-party software solutions vendors, to increase sales of lower-priced products such as the Axial 2010 and WSD.

Products

         The Company currently offers five product lines that address the needs of the video production, post-production and distribution markets. The Company's on-line video editing systems, digital video disk recorders and digital signal processing equipment are used primarily in post-production. Digital news graphics and clip servers address the needs of video distribution. The ELSET Virtual Set is designed to be used in the production of video content. The following table summarizes the Company's key products:

--------------------------------------------------------------------------------
   Product                 Date of First             Primary Applications
                           Shipment
--------------------------------------------------------------------------------
On-Line Video Editors
--------------------------------------------------------------------------------
   Axial 2020              November 1991       On-line editing for commercials
   Axial 2010              June 1994           and long form television programs
--------------------------------------------------------------------------------
Digital Video Disk Recorders
--------------------------------------------------------------------------------
   RTD 4224                April 1992          On-line editing and effects
                                               creation for commercials and long
                                               form television programs
   WSD/Xtreme              September 1996(1)   Desktop graphics and animation
                                               production and post-production
--------------------------------------------------------------------------------
Digital News Graphics and Clip Servers
--------------------------------------------------------------------------------
   Axess (formerly
   Brontostore)
     RAID Storage           November 1993       Creation and distribution of
                                                news graphics
--------------------------------------------------------------------------------
Virtual Set Production Tools
--------------------------------------------------------------------------------
   ELSET Virtual Set        March 1996          Virtual sets for high-end video
                                                content creation in real time
--------------------------------------------------------------------------------

(1) WSD/Xtreme is based on the Company's WSD digital video disk recorder, which was first commercially shipped in November 1993.

On-Line Video Editors

         The Company's Axial line of digital, non-linear, on-line video editing systems consists of the Axial 2020 and the Axial 2010. Key options to the Axial 2020 and the Axial 2010 are the Random Access Visual Editing System ("RAVE") and the Axial 2010 Cache Editor, respectively. A primary benefit of the Axial line of products is their ability to import edit decision lists from off-line editing systems for quick assembly of full-quality video content. The Axial 2020 and Axial 2010 are used to perform editing and compositing for the high-end segment of the post-production market.

         The Axial 2020 offers an enhanced visual interface that enables the video editor to edit information by working with pictures and video clips instead of only timecode numbers. The Axial 2020 utilizes a text file approach for interfacing with external equipment that minimizes the need to write new software device drivers, thereby facilitating the integration of external equipment with the editing system. The Axial 2020 also contains a multi-processor architecture that enables it to simultaneously control up to 47 independent devices. In August 1994, the Company received an International Teleproduction Society ("ITS") Monitor Award for Special Achievement in Engineering Excellence for the Axial 2020. The United States list price of the Axial 2020 ranges from $70,000 to $124,000, depending on features, including the RAVE option.

         The Axial 2010 is a lower-priced, on-line editing system designed to address the needs of a broader group of professional users. The Axial 2010 is used in post-production suites producing content such as long form programs and corporate videos under lower production budgets. In contrast to the Axial 2020, the Axial 2010 employs a graphical representation of the video time line in the user interface rather than live video images. The United States list price of the Axial 2010 ranges from $30,000 to $45,000, depending on features, including the Cache option.

         RAVE and the Axial 2010 Cache are options that enable users to integrate the Company's on-line video editing and digital video disk recording technologies. RAVE combines the Axial 2020 and the RTD, Accom's high-end uncompressed digital video disk recorder. The RTD provides immediate random access to stored images and the flexibility of non-linear operation. RAVE was one of the first editing systems to feature non-linear, D1 quality video for on-line editing. The Axial 2010 Cache combines the recording capability of the Company's low-cost WSD/Xtreme with the Axial 2010 to accelerate the on-line editing process by reducing the time necessary to access sequences of video and enabling the automatic assembly of edit decision lists created by off-line systems. The Company intends to continue to pursue other innovative uses of its editor and disk technologies to continue to maintain its leadership position in on-line random access editing.

Digital Video Disk Recorders

         The Company's line of digital video disk recorders includes the WSD/Xtreme, which is used in graphics and animation production, and the RTD, which is used in on-line video editing.

         The WSD/Xtreme is a D1 quality digital video disk recorder and video subsystem that enables users to record and play back digital video images in real time and rapidly transfer digital video images to and from computer workstations. The WSD/Xtreme enables more efficient creation of 2D and 3D graphics and animation by providing a bridge between the computer workstation and video tape recorders and other video devices. The WSD/Xtreme's digital random access recording and playback features improve the quality of desktop graphics production by eliminating the speed and maintenance problems associated with analog video tape recorders. With the WSD/Xtreme, frames can be played back in real time so the user can see the end result in full motion on a video monitor. The Company has worked closely with a number of third-party software developers to integrate the WSD/Xtreme with their applications. The WSD/Xtreme also provides both Ethernet and SCSI interfaces, thereby enabling connection to other computer platforms. Accom has interfaces for the WSD/Xtreme to enable personal computer and Apple Macintosh users to integrate the WSD/Xtreme into their systems. The United States list price of the WSD/Xtreme ranges from $20,900 to $27,400, depending on features.

         The RTD is the Company's higher-priced digital disk recorder that enables the digital recording and playback of D1 quality video onto a real time, random access disk. Applications of the RTD include random access video editing and the editing of 2D and 3D graphics and animation for production and post-production. Unlike a video tape recorder, the RTD can instantly access stored images and play back the images at speeds ranging from 1/100th to 100 times normal play speed. The RTD can also provide from one to seven minutes of video recording time. The Company's RTD digital recorders feature the Smooth Motion(TM) option, which eliminates the picture content stuttering and jerking that normally occurs during off-speed videotape and disk playback. This functionality is derived from the Company's expertise in digital signal processing. The RTD offers a single channel option as well as a dual channel option that can be operated simultaneously by two users. The United States list price of the RTD ranges from $22,000 to $117,500, depending on features.

Digital News Graphics and Clip Servers

         The Axess, formerly known as "Brontostore", is designed to be used by broadcast professionals for the preparation and on-air presentation of computer-generated graphics, still images and video clips. The Axess enables broadcasters to digitally store, categorize, search and obtain quick access to a library of previously recorded still images, computer-generated graphics and video clips for use during on-air presentations of news, sports or entertainment events. The Axess is a networked system of individual nodes, each having its own storage modules. Storage is configured to meet the needs of each user, but every node on the network has access to the information stored in other nodes. An option designed with redundant arrays of individual disks ("RAID") provides storage, from eight minutes to fourteen and one-half minutes. The storage options enable a user to record and play back a mixture of still and moving images. Depending on the selected storage options, a single node can be configured to store from 1,000 to 190,000 still images or from eight minutes to one and 3/4 hours of uncompressed video. The price of the Axess varies widely depending on the number of nodes and the amount of storage per node. The

United States list price of the Axess ranges from $27,000 for a single node to more than $1.0 million for a complex, multi-node network.

Digital Video Signal Processing Equipment

         The Company offers six digital video signal processing products that can be utilized in film-to-tape transfer and the color correction process and to provide bridges between various signal formats. These components are also sometimes sold as part of the Company's larger systems such as Axial editors and the Axess. In October 1990 and September 1991, the Company won EMMY Awards from the National Academy of Television Arts and Sciences for Outstanding Technical Achievement and, in September 1989 and July 1993, the Company received two ITS Monitor Awards for Special Achievement in Engineering Excellence for its digital video signal processing equipment. The United States list price of the Company's digital video signal processing equipment ranges from $4,000 to $30,000, depending on model and selected features.

Virtual Set Production Tools

         The ELSET Virtual Set is designed to enable content creators to create virtual sets utilizing standard 2D and 3D painting, modeling and animation tools and to combine these virtual sets with live actors in real time. The ELSET Virtual Set combines the virtual world and the real world to create the illusion that the actors are a part of the virtual set. Thus, content creators are able to achieve greater artistic control over the environments in which content is developed. Traditional physical sets can be replaced by virtual sets that appear realistic and can be readily altered.

         The Company believes that the ELSET Virtual Set will enable content producers and the organizations that service such producers to leverage their investments in existing studio infrastructures. Content producers can utilize the same virtual set in different studios and quickly load new sets to alter the appearance of the set. The Company believes that by implementing the ELSET Virtual Set, these professionals will be able to greatly increase the amount of content that can be produced in their existing studios and substantially reduce the labor and storage costs associated with traditional physical sets. The Company anticipates that the ELSET Virtual Set will be used primarily in the production of news and sports broadcasts, news magazines, music videos, video games and talk shows.

         The ELSET Virtual Set currently operates on an Onyx and can be configured to accommodate one or two live video streams. To broadcast a virtual set, content creators will also require equipment such as cameras, camera control heads and video keyers, which are not provided by the Company but are readily available from a variety of sources. Content creators construct virtual sets using 3D modeling tools and apply textures to these models utilizing scanned-in images or 2D paint systems. 3D modeling tools and 2D paint systems are readily available from a variety of sources, including Wavefront Technologies, Inc. and Alias Research, Inc. (each of which is a subsidiary of SGI), SOFTIMAGE Inc. ("SOFTIMAGE"), a subsidiary of Microsoft Corporation ("Microsoft") , Adobe Systems, Inc., Parallax Graphics, Inc., Quantel Ltd. and Autodesk, Inc. Once textures are applied to the 3D models, lighting is applied utilizing a third-party lighting package included with the ELSET Virtual Set. The virtual set is then rendered and stored for later use in production.

         Accom offers the ELSET Virtual Set as a complete system, including the ELSET software, the Onyx and interfaces to third-party video equipment. The Company also offers a software only option for users that purchase or already own the necessary SGI hardware. The Company's United States list price for the full ELSET Virtual Set ranges from approximately $675,000 to $1.2 million, depending on features, and the United States list price of the software only option ranges from $275,000 to $400,000, depending on the number of video streams and other features. Actual net prices to the Company of these systems will likely be much less than list prices due to pending delivery of the Onyx 2, the successor to the Onyx, from SGI, competition and other factors.

Customers and Applications

         The primary end users of the Company's products are production, post-production, broadcast and cable companies and studios. No customer accounted for more than 10.0% of the Company's total revenues during fiscal 1996.

Marketing, Sales and Service

         The Company markets its products to the high-end production, post-production and distribution markets and sells its products through a combination of its direct sales force and indirect distribution channels. The Company markets its products at major trade shows for the broadcast and computer graphics industries. The Company also initiates special direct mail and advertising campaigns prior to certain trade shows and regularly advertises in industry trade journals.

         In the United States, the Company markets its products at trade shows such as those held by NAB and ACM SIGGRAPH. The Company conducts domestic direct sales through employees based in New Jersey, Chicago and Los Angeles, and uses independent representatives to market its products in geographic areas that are not served by its direct sales organization. The Company utilizes an additional sales channel of 24 distributors for its WSD/Xtreme product line to more effectively reach the independent dealers and VARs that integrate workstations, software and peripheral devices.

         Outside the United States, the Company markets its products at trade shows such as those held by the International Broadcast Conference in Europe and the InterBee in Japan. The Company sells its products through a network of 59 distributors that cover 59 countries, 13 of which distribute only the WSD/Xtreme product line. During fiscal 1996, 1995, and 1994 the Company generated 38.2%, 51.1%, and 46.9%, respectively, of its net sales from customers in markets outside of the United States. The Company maintains an office in Reading, England to manage and support the Company's distributors in Europe, Africa and Middle East. The Company manages and supports its international distributors in the Americas, the Pacific and Asia through its corporate headquarters in Menlo Park, California.

         The Company provides technical support and training to its customers directly and through its distributors and maintains a technical support group in its Menlo Park facility.

         The Company generally ships its products within 30 days after acceptance of a customer purchase order. The Company does not believe that its backlog at any particular point in time is material or indicative of future revenue levels.

Research and Development

         The Company's research and development efforts currently are focused on the development of product enhancements and new products for its on-line editor, digital video disk recorder and virtual set product lines. The Company's engineering staff consists of software and hardware engineers and other support personnel. As of September 30, 1996, the Company employed 29 people in its research and development organization, of which approximately 16 professionals are focused on software development. During fiscal 1996, 1995 and 1994, the Company's research and development expenses were approximately $3.9 million, $3.8 million, and $3.4 million, respectively. Expenses in fiscal 1995 do not include amounts related to virtual set system research and development, which was being conducted through ELSET GmbH, and was acquired only shortly before the end of fiscal 1995; however, the Company incurred a charge of approximately $10.8 million for acquired in-process technology in fiscal 1995. The Company believes that its success will depend in part upon its ability to enhance its existing products and to develop and introduce new products and features to incorporate new technologies and meet changing customer requirements and emerging industry standards on a timely and cost-effective basis. Accordingly, the Company currently intends to continue to increase expenditures for research and development activities.

Manufacturing and Suppliers

         The Company manufactures its systems at its facility in Menlo Park, California. The Company's manufacturing operation consists primarily of the testing of subassemblies and components purchased from third parties, the duplication of software and the configuration, assembly and testing of complete systems. The Company relies on independent contractors to manufacture certain systems, components and subassemblies in accordance with the Company's specifications. Each of the Company's products undergoes testing and quality inspection during the final assembly stage.

         Under a supply agreement with the Company dated June 30, 1995 (the "SGI Agreement"), SGI agreed to supply the Onyx and certain enhancements on a non-exclusive basis to the Company for one year, after which the parties may mutually agree to extend this agreement for subsequent one-year terms. SGI and the Company have not formally renewed this agreement, but are operating under the original terms on an interim basis. Under the SGI Agreement, the Company is required to make a minimum dollar level of Onyx purchases and to use its best efforts to market the Onyx at or above an annual volume level; the Company's success in meeting this annual marketing volume level determines the prices the Company pays for the Onyx. There can be no assurance that the SGI Agreement will be extended or that the Company will be able to obtain sufficient quantities of the Onyx or any successor platform to the Onyx or that the

Company will be able to satisfy the purchase and marketing requirements under the SGI Agreement. Financial, market or other developments adversely affecting SGI could have an adverse effect on its ability to supply the Company with the
Onyx or enhancements or upgrades to the Onyx and, consequently, upon the Company's business, financial condition and results of operations. If the Company were unable to obtain sufficient quantities of the Onyx or successor platforms, or certain key enhancements or upgrades, on a timely basis or on a commercially reasonable terms, or experienced defects or performance, compatibility or reliability problems with the Onyx or successor platforms, sales of the ELSET Virtual Set and, therefore, the Company's business, financial condition and results of operations would be materially and adversely affected.

         The Company is dependent on sole source suppliers for certain key components and parts used in its products. The Company purchases sole source components in some product lines pursuant to purchase orders placed from time to time, does not carry significant inventories of these components and has no long-term supply arrangements. Financial, market or other developments adversely affecting sole source suppliers could have an adverse effect on its ability to supply the Company with components and, consequently, upon the Company's business, financial condition and results of operations. In addition, the Company and certain of its suppliers subcontract the manufacture of certain systems, components and subassemblies to third parties. While the timeliness and quality of deliveries to date from the Company's suppliers and assemblers have been acceptable, there can be no assurance that supply or assembly problems will not occur in the future. While the Company believes that alternative sources for these components or services could be arranged, the process of qualifying new suppliers or assemblers could be lengthy, and there can be no assurance that any additional sources would be available to the Company on a timely basis or at a cost acceptable to the Company. Any disruption or reduction in the future supply of any key components currently obtained from a single or limited source could have a material adverse effect on the Company's business, financial condition and results of operations.

Competition

         The video production, post-production and distribution equipment markets are highly competitive and are characterized by rapid technological change, frequent new product introductions, short product lives, evolving industry standards and significant price erosion over the life of a product. The Company anticipates increased competition in these markets from both existing vendors and new market entrants. The Company believes that the primary competitive factors in the high-end market are feature availability, quality, price, ease of use, compatibility with other manufacturers' products, ability to provide complete systems, continued introduction of new products and product enhancements, customer service and support and distribution. The Company believes that it competes favorably in the high-end segment of the video production, post-production and distribution market with respect to most of these factors.

         In the digital on-line video editor and digital video disk recorder market, the Company has to date encountered competition primarily from a limited number of comparably-sized companies as well as larger vendors such as Sony Corporation ("Sony"), Abekas Video Systems, Inc. (a subsidiary of Scitex Corporation Ltd.) ("Abekas"), The Grass Valley Group (a subsidiary of Tektronix, Inc.) ("Grass Valley"), and Avid Technology, Inc. ("Avid"). Each of these larger companies has substantially greater financial, technical, marketing, sales and customer support resources, greater name recognition and larger installed customer bases than the Company. As the Company continues to broaden its lower-priced on-line video editor and digital video disk recorder product lines, the Company anticipates that it will encounter increased competition, including from these larger vendors.

         The digital news graphics and clip server market is an emerging market. The Company currently is encountering competition from established video companies such as Quantel Ltd. (a subsidiary of Carlton Communications plc) ("Quantel"), Leitch Technology Corporation ("Leitch") and Pinnacle Systems, Inc. ("Pinnacle"). In addition, certain established computer and electronics companies are currently offering or have announced their intentions to offer products or solutions that compete with the Axess. These companies include Hewlett-Packard Co. ("Hewlett-Packard") and Sony, through a collaboration with Oracle Corporation ("Oracle"). In addition, the Company expects that existing vendors and new market entrants will develop products that will compete directly with the Axess and that competition will increase significantly as the market for digital news graphics and clip servers develops. Many of the Company's current and potential competitors have substantially greater financial, technical, marketing, sales and customer support resources, greater name recognition and larger installed customer bases than the Company.

         The virtual set system market is also an emerging market. The Company competes with Discreet Logic, Inc. ("Discreet Logic"), RT-SET Ltd. (a subsidiary of BVR Technologies Ltd., an Israeli corporation), ORAD (an Israeli corporation) and privately-held companies such as Brainstorm (a Spanish company). The Company expects that competition will increase significantly as the market for virtual set systems develops. In addition, certain established software and computer companies such as SGI, which have substantially greater financial, technical, marketing, sales and customer support resources than the Company, may acquire or develop virtual set technology and compete with the Company.

         Increased competition in any of the Company's markets could result in price reductions, reduced margins and loss of market share, all which would materially and adversely affect the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to compete successfully against current or future competitors.

Proprietary Rights and Licenses

Proprietary Rights

         The Company's success and ability to compete is dependent in part upon its proprietary technology. The Company relies on a combination of patent, trade secret, copyright and trademark law, nondisclosure agreements and other intellectual property methods to protect its technology. The Company's products are generally sold pursuant to purchase and license agreements that contain terms and conditions restricting unauthorized disclosure or reverse-compiling of the proprietary software embodied in the products. The Company has been issued seven United States patents, six foreign patents and has applications pending for two additional patents in the United States. The Company is also pursuing patent applications in certain foreign countries. There can be no assurance that any of the Company's currently pending patent applications or future applications will be granted in full or in part or that claims allowed will be sufficiently broad to protect the Company's technology. The Company also owns certain registered trademarks in the United States and has one pending foreign trademark application. Although the Company relies to a great extent on trade secret protection for much of its technology, and has obtained written confidentiality agreements from all of its key employees, consultants and vendors, there can be no assurance that third parties will not either independently develop the same or similar technology, obtain unauthorized access to the Company's proprietary technology or misuse the technology to which the Company has granted access.

         There has been substantial industry litigation regarding patent, trademark and other intellectual property rights involving technology companies. In the future, litigation may be necessary to enforce any patents issued to the Company, to protect trade secrets, trademarks and other intellectual property rights owned by the Company, to defend the Company against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. The Company is not aware of any stated claims against it regarding intellectual property rights. Any litigation arising out of such claims could result in substantial cost and diversion of resources and could have a material adverse effect on the Company's business, financial condition and results of operations. Adverse determinations in such litigation could result in the loss of the Company's proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from third parties or prevent the Company from manufacturing or selling its products, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company believes that, due to the rapid proliferation of new technology in the industry, legal protection through means such as the patent and copyright laws will be less influential on the Company's ability to compete than such factors as the creativity of its development staff and its ability to develop new products and markets and to service its customers.

         The laws of certain foreign countries treat the protection of proprietary rights differently from those in the United States, and in many cases the protection afforded by such foreign laws is weaker than in the United States.

ELSET Acquisition

         Development of the ELSET Virtual Set was initiated by Video Art Production GmbH ("VAP"), and all title and rights to the ELSET Virtual Set were contributed to ELSET GmbH when ELSET GmbH was formed as a joint venture by the Company and VAP in December 1994. Through its wholly-owned subsidiary, Accom Virtual Studio, Inc. ("AVS"), the Company owns 100% of the outstanding shares of ELSET GmbH. In connection with the completion of the acquisition of 100% of the outstanding shares of ELSET GmbH in September 1995 (the "ELSET Acquisition"), the Company incurred a charge of approximately $10.8 million for acquired in-process technology in fiscal 1995.

         Although all title and rights to the ELSET Virtual Set were contributed to ELSET GmbH when it was formed as a joint venture by the Company and VAP, VAP has certain obligations under a December 1991 contract with the Commission of the European Communities entitled "Mona Lisa -- Modeling Natural Images of Synthesis and Animation" (the "Mona Lisa Contract"). In particular, materials developed pursuant to the Mona Lisa Contract must be shared with all members of the consortium of companies that contribute to the Mona Lisa project (the "Mona Lisa Consortium") for such members' research and development purposes. However, pursuant to the Mona Lisa Contract, the materials need not be shared with other members of the Mona Lisa Consortium if such sharing opposes the major business interests of the developer or the products covered by such materials are about to become commercially available. It is possible that the ELSET Virtual Set in the form in which it was contributed to ELSET GmbH by VAP could be deemed to have been developed pursuant to the Mona Lisa Contract. Even if this is found to be the case, the Company believes that since the ELSET Virtual Set is about to become commercially available, the earlier version need not be shared with other members of the Mona Lisa Consortium. However, there can be no assurance that the Mona Lisa Contract would not be interpreted to require VAP to share the earlier version. Although the Company believes that the development work that has been undertaken since the contribution of the ELSET Virtual Set to ELSET GmbH would make it difficult for a member of the Mona Lisa Consortium to duplicate the ELSET Virtual Set, if such sharing is required, there can be no assurance that members of the Mona Lisa Consortium, acting alone or in concert, would not be able to use the shared technology to develop, market and sell a competitive virtual set system. In such event, the Company's business, financial condition and results of operations would be materially adversely affected. It is also possible that VAP has granted to the other members of the Mona Lisa Consortium the right to use the trademark "ELSET." Therefore, there can be no assurance that the ELSET GmbH will be able to claim the exclusive right to use this trademark, which could have a material adverse effect on the value of such trademark to the Company.

Employees

         On September 30, 1996, the Company had 83 full-time employees, including 29 in research and development, 26 in marketing, sales and support, 20 in manufacturing and 8 in finance and administration. The Company's success will depend in large part on its ability to attract and retain qualified personnel, who are in great demand throughout the industry. None of the Company's employees is represented by a labor union. The Company believes that its employee relations are good.

Additional Factors That May Affect Future Results

         The company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Specifically, the Company wishes to alert readers that the following important factors, as well as other factors, could in the future affect, and in the past have affected, the Company's actual results and could cause the Company's results for future years or quarters to differ materially from those expressed in any forward looking statements made by or on behalf of the Company.

         Uncertainty as to Development and Market Acceptance of ELSET Virtual Set. The Company's ability to achieve revenue growth and profitability in fiscal 1997 and subsequent years is dependent to a significant degree upon the successful development and market acceptance of its ELSET Virtual Set, a prototype of which was introduced at the April 1995 NAB convention and the first commercial shipments of which were made in March 1996. The ELSET Virtual Set is still being further developed with respect to certain key features, including a user interface, the movement of cameras in the set and porting to the new SGI Onyx 2 platform . There can be no assurance that the Company will be able to successfully complete these developments of the ELSET Virtual Set in a timely manner. The failure to complete the development of the ELSET Virtual Set successfully and in a timely manner would have a material adverse impact on the Company's business, financial condition and results of operations. In addition, the ELSET Virtual Set represents a new approach to studio set creation, and its commercial success will depend on the rate at which potential end users transition from the use of traditional physical sets to virtual sets and whether this transition occurs at all. A potential end user's decision to purchase an ELSET Virtual Set will depend on many factors that are difficult to predict. For example, the ELSET Virtual Set is based to a significant extent on new technology, including continuing enhancements to the Onyx. Therefore, potential end users such as broadcasters may be reluctant to purchase the ELSET Virtual Set, especially for mission-critical functions, until the ELSET Virtual Set's reliability in real time use has been demonstrated. In addition, a potential end user's decision to purchase the ELSET Virtual Set may be subject to SGI's timing of shipments of the Onyx and SGI's announcement of enhancements to the Onyx. The current U.S. list price for the ELSET Virtual Set, including the Onyx, ranges from approximately $675,000 to over $1.2 million, depending on the desired functionality. The Company expects that these prices will be less once the new Onyx 2 platform from SGI is available. Potential end users may therefore be unwilling to incur the significant cost of converting from physical sets to the ELSET Virtual Set. Although the Company currently anticipates that broadcasters and post-production facilities will be the primary end users of virtual set systems, the Company has not conducted any formal market surveys to determine the potential market for and acceptance of the ELSET Virtual Set. The Company expects that sales of the ELSET Virtual Set will entail a longer sales cycle than with the Company's other products. Although the Company made its first commercial shipments of the ELSET Virtual Set in March 1996, there can be no assurance that a significant market for virtual set systems will develop or that the Company will be able to successfully market the ELSET Virtual Set over time. If this market development does not occur or occurs over an extended period, or if the ELSET Virtual Set does not achieve market acceptance, the Company's business, financial condition and results of operations will be materially and adversely affected.

         Potential Fluctuations in Operating Results. The Company incurred a net loss of $916,000 for fiscal 1996. The Company also incurred a net loss of $10.8 million in fiscal 1995, primarily as a result of a charge of approximately $10.8 million for acquired in-process technology. There can be no assurance that the Company will be profitable on a quarterly or annual basis in the future. The Company's quarterly operating results have in the past fluctuated and may fluctuate significantly in the future depending on such factors as the timing and shipment of significant orders, new product introductions and changes in pricing policies by the Company and its competitors, the timing and market acceptance of the Company's new products and product enhancements, particularly the ELSET Virtual Set, the Company's product mix, the mix of distribution channels through which the Company's products are sold, the Company's inability to obtain sufficient supplies of sole or limited source components for its products and charges related to refocusing and streamlining operations. In response to competitive pressures or new product introductions, the Company may make certain pricing changes or other actions, such as restructuring the product lines, that could materially and adversely affect the Company's operating results. In addition, new product introductions by the Company could contribute to quarterly fluctuations in operating results as orders for new products commence and orders for existing products decline. The Company believes that its net sales generally will decrease in the second quarter of each fiscal year as compared to the prior quarter (as occurred in the second quarter of fiscal 1996) due to decreased expenditures in the post-production market during that period and delayed customer purchasing decisions in anticipation of new product introductions by the Company and others at the annual NAB convention.

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

         The Company's expense levels are based, in part, on its expectations of future revenues. In particular, the Company expects to incur significant expenses in connection with the further development and marketing of the ELSET Virtual Set. The Company may therefore be required to incur significant expenses to support continuing development and marketing of the ELSET Virtual Set. Many of the Company's expenses are relatively fixed and cannot be changed in short periods of time. Because a substantial portion of the Company's revenue in each quarter frequently results from orders booked and shipped in the final month of that quarter, revenue levels are extremely difficult to predict. If revenue levels are below expectations, net income will be disproportionately affected because only a small portion of the Company's expenses varies with its revenue during any particular quarter. In addition, the Company typically does not have material backlog as of any particular date.

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

         Dependence on Silicon Graphics, Inc. The ELSET Virtual Set currently operates only on the Onyx. Under its agreement with the Company (the "SGI Agreement"), SGI has agreed to supply the Onyx and certain enhancements to the Company for one year, after which the parties may mutually agree to extend this agreement for subsequent one-year terms. SGI and the Company have not formally renewed this agreement, but are operating under the original terms on an interim basis. Although the Company expects to renew this agreement under similar terms, there can be no assurance that such renewal will occur. Under the SGI Agreement, the Company is required to make a minimum dollar level of Onyx purchases and to use its best efforts to market the Onyx at or above an annual volume level. There can be no assurance that the SGI Agreement will be extended or that the Company will be able to obtain sufficient quantities of the Onyx or any successor platform to the Onyx or that the Company will be able to satisfy the purchase and marketing requirements under the SGI Agreement. Financial, market or other developments adversely affecting SGI could have an adverse effect on its ability to supply the Company with the Onyx or enhancements or upgrades to the Onyx and, consequently, upon the Company's business, financial condition and results of operations. If the Company were unable to obtain sufficient quantities of the Onyx or successor platforms, or certain key enhancements or upgrades, on a timely basis or on commercially reasonable terms, or experienced defects or performance, compatibility or reliability problems with the Onyx or successor platforms, sales of the ELSET Virtual Set and, therefore, the Company's business, financial condition and results of operations would be materially and adversely affected.

         Rapid Technological Change; Product Development. The market for the Company's products is characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The Company's success will depend in part upon its ability to enhance its existing products and to develop and introduce new products and features to incorporate new technologies and meet changing customer requirements and emerging industry standards in a timely and cost-effective manner. The Company is currently developing new products and product enhancements for its ELSET Virtual Set, on-line video editor and digital video disk recorder product lines. There can be no assurance that the Company will be successful in developing, manufacturing and marketing these or other new products and product enhancements, that the Company will not experience difficulties that delay or prevent the successful development and introduction of these products and enhancements or that the Company's new products and product enhancements will achieve market acceptance. The Company's business, financial condition and results of operations would be materially and adversely affected if the Company were to experience delays in developing new products or product enhancements or if these products or enhancements did not gain market acceptance. In addition, the introduction of products embodying new technologies or the emergence of new industry standards can render existing products unmarketable. There can be no assurance that products or technologies developed by others will not render the Company's products non-competitive or obsolete. In such case, the Company's business, financial condition and results of operations would be materially and adversely affected.

         The introduction of new products or product enhancements with reliability, quality or compatibility problems can result in reduced or delayed sales, delays in collecting accounts receivable or additional service and warranty costs. In the past, the Company has delivered certain new products to customers prematurely, and, as a result, such products have contained performance deficiencies. For example, in the first half of fiscal 1995, the Company first delivered its Axess (formerly known as Brontostore) to certain customers. The Company experienced technical problems with the introduction of Axess, including delays in delivering additional functionality when originally requested by these customers. Similarly, the software component of the Company's products, particularly the ELSET Virtual Set, may contain errors that may be detected at any point in the product's life cycle, including after product introduction. For example, the Company has from time to time needed to update the software for its products to address performance problems. The Company expects the software content of its products to increase in the future. There can be no assurance that the Company will not experience delays and software or hardware related technical problems in its current and future efforts to develop products and product enhancements. Any such delays or problems could have a material adverse effect on the Company's business, financial condition and results of operations.

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

         Management of Growth. The Company's long-term success will depend in part on its ability to manage growth, both domestically and internationally. In addition, the Company will be required to enhance its operational, management information and financial control systems. The Company may be required at some point to recruit a substantial number of qualified employees to continue the development and marketing of the ELSET Virtual Set. To support growth, the Company will be required to increase the personnel in its sales, marketing and customer support departments. If the Company is unable to hire a sufficient number of employees with the appropriate levels of experience to increase the capacity of these departments in a timely manner, or if the Company is unable to effectively manage its growth, the Company's business, financial condition and results of operations could be materially and adversely affected.

         International Operations. In the fiscal 1996 and 1995, international sales accounted for 38.2% and 51.1%, respectively, of the Company's total net sales. The Company expects that international sales will continue to represent a significant portion of its net sales in the future. The Company's results of operations may be adversely affected by fluctuations in exchange rates, difficulties in collecting accounts receivable, tariffs and difficulties in obtaining export licenses. Although the Company's sales are currently denominated in U.S. dollars, future international sales of the ELSET Virtual Set may result in foreign currency denominated sales. Gains and losses on the
conversion  to  U.S.   dollars  of   receivables   and  payables   arising  from
international
operations  may  contribute  to  fluctuations   in  the  Company's   results  of
operations. In addition, international sales are primarily made through distributors and result in lower gross margins than direct sales. Moreover, the Company's international sales may be adversely affected by lower sales levels that typically occur during the summer months in Europe and other parts of the world. International sales and operations are also subject to risks such as the imposition of governmental controls, political instability, trade restrictions and changes in regulatory requirements, difficulties in staffing and managing international operations, generally longer payment cycles and potential insolvency of international dealers. There can be no assurance that these factors will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's business, financial condition and results of operations.

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

         Substantial Control by Existing Stockholders; Effect of Certain Anti-Takeover Provisions. As of December 16, 1996, the Company's executive officers and directors, and their affiliates, beneficially own approximately 45% of the Company's outstanding Common Stock. As a result, the Company's executive officers and directors and their affiliates will be able to exercise significant influence over the Company and its business and affairs as well as over the election of directors, regardless of how other stockholders of the Company may vote. Furthermore, acting together, such stockholders may be able to block any change in control of the Company. In addition, the Board of Directors has the authority to issue up to 2,000,000 shares of undesignated Preferred Stock and to determine the rights, preferences, privileges and restrictions of such shares without further vote or action by the Company's stockholders. The rights of the holders of Common Stock will be subject to, and may be adversely effected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock could have the effect of making it more difficult for third parties to acquire a majority of the outstanding voting stock of the Company. In September 1996, the Company's Board of Directors adopted a stockholder rights plan, which entitles existing stockholders of the Company to certain rights (including the right to purchase shares of Preferred Stock) in the event of the acquisition of 15% or more of the Company's outstanding common stock, or an unsolicited tender offer for such shares. The existence of the rights plan could delay, prevent, or make more difficult a merger, tender offer or proxy contest involving the Company. Further, certain provisions of the Company's Amended and Restated Certificate of Incorporation and Bylaws and of Delaware law could delay or make difficult a merger, tender offer or proxy contest involving the Company.

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

Item 2.  Properties

         The Company's principal offices are located in Menlo Park, California and consist of approximately 30,000 square feet under a lease that expires in February 1997. The Company is currently in negotiations with its landlord and expects to renew the lease. The Company occupies a sales office in Reading, England under a tenancy agreement that is renewable every 90 days. The Company believes that its existing facilities are adequate to meet its requirements for the near term and that additional space will be available on commercially reasonable terms if needed.

Item 3.  Legal Proceedings

         There is no material legal proceeding to which the Company is a party or to which any of its properties are subject. No material legal proceedings were terminated in the year ended September 30, 1996.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Executive Officers of the Company

         The  executive  officers of the Company,  and their ages as of December
31, 1996, are as follows:

Name                                     Age                         Position(s)
----                                     ---                         -----------

Junaid Sheikh....................         43     Chairman of the Board, President and Chief Executive Officer
Robert L. Wilson.................         42     Executive Vice President, Chief Operating Officer,
                                                 Chief Financial Officer and Director


Ian Craven.......................         42     Senior Vice President, Engineering
Paul G. Hansil...................         52     Senior Vice President, Sales and Marketing
Lance E. Kelson..................         35     Vice President,Virtual Studios
Donald W. Petersen...............         51     Vice President, Manufacturing

         Junaid Sheikh has served as the Chairman of the Company's Board of Directors since June 1988 and as the Company's President and Chief Executive Officer since November 1991. Mr. Sheikh was also the President and Chairman of the Board of Directors of Axial Systems Corporation ("Axial"), a maker of on-line editing systems, from May 1990 to October 1991.

         Robert L. Wilson has served as Executive Vice President, Chief Operating Officer and Chief Financial Officer of the Company since joining the Company in May 1994 and has served on the Company's Board of Directors since April 1995. From March 1991 to April 1994, Mr. Wilson served as President and Chief Executive Officer of Grass Valley, which provides video systems to the high-end production post-production and broadcast market. From March 1989 to March 1991, Mr. Wilson was a Vice President of the Merchant Banking Group of Wasserstein Perella & Co., Inc. ("Wasserstein Perella"), an investment bank; in that capacity, he was Chief Financial Officer and a director of the Wickes Companies, which was an affiliate of Wasserstein Perella.

         Ian Craven has served as Senior Vice President, Engineering since the merger of Axial with and into the Company in October 1991. From October 1991 to April 1995 he also served as a director of the Company. From February 1990 to October 1991, Mr. Craven served as Vice President of Engineering and a director of Axial, which he co-founded.

         Paul G. Hansil has served as Senior Vice President, Sales and Marketing of the Company since March 1995. From January 1992 to March 1995, Mr. Hansil was with Crawford Communications, Inc., a diversified media production and post-production company, serving initially as Vice President of Business Development and then as Executive Vice President. From November 1990 to January 1992, Mr. Hansil was Senior Vice President of Quantel, a digital video systems manufacturer. From May 1987 to November 1990, Mr. Hansil served as Regional Sales Manager and as Vice President of Sales and Marketing for Abekas, a digital video systems manufacturer.

         Lance E. Kelson has served as Vice President, Virtual Studios since July 1996 and Vice President of Product Planning of the Company from October 1994 through June 1996. From October 1991 to October 1994, Mr. Kelson served as Vice President of Marketing. In January 1990, Mr. Kelson co-founded Axial and served as Vice President of Marketing until the merger of Axial with and into the Company in October 1991.

         Donald W. Petersen has served as Vice President, Manufacturing of the Company since April 1990.

         Each executive officer serves at the sole discretion of the Board of Directors.

                                     PART II


Item 5.  Market for the Registrant's Common Stock and Related Shareholder
         Matters

         The Company's Common Stock has been traded on the Nasdaq National Market under the symbol ACMM since the effective date of the Company's initial public offering on September 26, 1995. Prior to the initial public offering, no public market existed for the Common Stock. The price per share reflected in the table below represents the range of low and high closing sale prices for the Company's Common Stock as reported in the Nasdaq National Market for the quarters indicated.

          Fiscal Year ended September 30, 1996                 High        Low
                                                               ----        ---
              First Quarter...............................     $9.75      $6.25
              Second Quarter..............................     $7.75      $5.00
              Third Quarter...............................     $5.63      $2.38
              Fourth Quarter..............................     $4.25      $1.00

          Fiscal Year ended September 30, 1995                 High        Low
                                                               ----        ---
              Fourth Quarter ended September 30, 1995
              (from September 26, 1995)...................     $9.50      $8.00


         The Company had approximately 95 stockholders of record as of December 16, 1996, including several holders who are nominees for an undetermined number of beneficial owners.

         The Company has never paid cash dividends on its capital stock. The Company currently anticipates that it will retain all available funds for use in the operation and expansion of its business, and does not anticipate paying any cash dividends in the foreseeable future. However, the Board of Directors of the Company will review the dividend policy periodically to determine whether the declaration of dividends is appropriate.

Item 6.  Selected Consolidated Financial Data

         The following table presents selected consolidated financial data of the Company. This historical data should be read in conjunction with the attached consolidated Financial Statements and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in Item 7 of this Form 10-K. In addition, in order to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company hereby notifies readers that the factors set forth above in Item 1 under "Additional Factors That May Affect Future Results," as well as other factors, could in the future affect, and in the past have affected, the Company's actual results and could cause the Company's results for future periods to differ materially from those expressed in any forward looking statements made by or on behalf of the Company, including without limitation those made in the discussion set forth in Item 7 below.

                      Selected Consolidated Financial Data
                      (in thousands, except per share data)

                                                            Fiscal Year Ended September 30,
                                                            -------------------------------
                                                  1992       1993        1994      1995(1)     1996
                                                 ------     -------    -------    -------    -------
Consolidated Statement of Operations Data:
  Net sales...........................           $8,533     $12,230    $18,034    $21,312    $21,408
  Gross margin........................            5,401       6,927      9,591     11,175     10,398
  Operating income (loss).............              972       1,254      1,428   (10,792)     (1621)
  Net income (loss)...................              665         909        918   (10,840)      (916)
  Net income (loss) per share(2)......             0.15        0.21       0.20     (3.85)     (0.14)
  Shares used in computing
     net income (loss) per share(2)...            4,364       4,392      4,660      2,816      6,439



                                                            Fiscal Year Ended September 30,
                                                            -------------------------------
                                                  1992       1993        1994       1995       1996
                                                 ------     -------    -------    -------    -------
Balance Sheet Data:
  Working capital.....................           $3,210      $3,809     $4,522    $12,220    $11,171
  Total assets........................            6,075       8,169     10,111     19,712     17,279
  Long-term obligations...............               --          --         --         83         24
  Total stockholders' equity..........           $3,796      $4,731     $5,650    $13,679    $12,952

---------------

(1) Reflects a charge of approximately $1.7 million in the second quarter and $9.02 million in the fourth quarter of fiscal 1995 for acquired in-process technology.

(2) Computed on the basis described in Note 1 of Notes to Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
         Accom designs, manufactures, markets and supports digital video systems for the high-end production, post-production and broadcast markets. The Company was incorporated in December 1987 and began shipments of its digital signal processing products in fiscal 1988. In

November 1991, the Company merged with Axial Systems Corporation ("Axial"), a developer of digital on-line editing systems. The first shipments of the Company's Axial(R) 2020 Visual On-Line Editing System ("Axial 2020") and RTD 4224 digital video disk recorder (the "RTD") occurred in fiscal 1992. The first shipments of the Company's Brontostore(TM) news graphics and clip server (the "Brontostore", renamed "Axess" in April 1996) and the Company's lower cost Axial 2010 On-Line Editing System ("Axial 2010") and WSD(R) Work Station Disk Recorder (the "WSD") occurred in fiscal 1994. In January 1995, the Company began shipping the WSD(R)/XL Work Station Disk Recorder ("WSD/XL") , in June 1996 began shipping the WSD(R)/XLS and in September 1996 began shipping the WSD(R)/Xtreme.

         In September 1995, the Company increased its ownership interest in ELSET Electronic-Set GmbH, a German limited liability company ("ELSET GmbH"), to 100% for approximately $7.6 million in cash, funded with a portion of the proceeds of the Company's initial public offering (the "ELSET Acquisition"). At the April 1995 National Association of Broadcasters ("NAB") convention, the Company introduced a prototype of the ELSET(TM) virtual set system (the "ELSET Virtual Set"), which operates on a Silicon Graphics, Inc. ("SGI") Onyx(TM) Reality Engine2 or OnyxTM Infinite Reality workstation (an "Onyx"). The Company shipped its first ELSET Virtual Set in the second quarter of fiscal 1996. See "Additional Factors That May Affect Future Results" above.

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

         The Company's revenues are currently derived primarily from product sales. The Company generally recognizes revenue upon product shipment. If significant obligations exist at the time of shipment, revenue recognition is deferred until obligations are met. Beginning in the second quarter of fiscal 1996, the Company's revenues included revenues from licensing of ELSET software. In the fourth quarter of 1996, revenues also included the resale of SGI Onyxs.

         Software development costs are recorded in accordance with Statement of Financial Accounting Standards No. 86. To date, the Company has expensed all of its software development costs.

Results of Operations

    The  following  table  sets  forth,  for  the  periods  indicated,   certain
consolidated statement of operations data as a percentage of net sales:

                                                                    Fiscal Year Ended
                                                                      September 30,
                                                          -----------------------------------
                                                             1996         1995         1994
                                                          ---------    ---------    -------
Net sales ..........................................        100.0%       100.0%       100.0%
Cost of sales ......................................         51.4         47.6         46.8
                                                            -----        -----        -----


  Gross margin .....................................         48.6         52.4         53.2
Operating expenses:
  Research and development .........................         18.3         17.8         18.7
  Marketing and sales ..............................         34.4         28.8         20.6
  General and administrative .......................          6.9          5.9          5.9
  Charge (credit)for acquired in-process technology          (3.5)        50.5
                                                            -----        -----        -----
     Total operating expenses ......................         56.1        103.1         45.3
  Operating income (loss) ..........................         (7.6)       (50.6)         7.9
Interest and other income (expense), net ...........          1.0         (0.8)        (0.6)
                                                            -----        -----        -----
  Income (loss) before income taxes ................         (6.6)       (51.5)         7.4
Provision (benefit) for income taxes ...............         (2.3)%       (0.6)         2.3
                                                            -----        -----        -----
  Net income (loss) ................................         (4.3)%      (50.9)%        5.0%
                                                            =====        =====        =====

Years Ended September 30, 1996, 1995 and 1994

   Net Sales. The Company's annual net sales increased by 0.5% to $21.4 million in fiscal 1996, 18.3% to $21.3 million in fiscal 1995, and 47.5% to $18.0 million in fiscal 1994. The increase in fiscal 1996 was due to increased shipments of the Axial editors and Axess (formerly called Brontostore) and the initial shipments of the ELSET Virtual Set, offset by decreased shipments of the RTD, WSD, and the Company's digital video signal processing products. The increase in fiscal 1995 was primarily due to increased shipments of the WSD and Axial 2010, partially offset by lower Brontostore shipments. The increase in fiscal 1994 was primarily due to the initial shipments of the WSD, Brontostore and Axial 2010, partially offset by lower RTD shipments. International sales represented approximately 38.2%, 51.1%, and 46.9% of the Company's sales during fiscal 1996, 1995, and 1994.

   Cost of Sales. Gross margin was 48.6%, 52.4%, and 53.2% in fiscal 1996, 1995, and 1994, respectively. Gross margin declined in fiscal 1996 due to increases in inventory reserves and increased costs of manufacturing disk recording products. Gross margin declined in fiscal 1995 due to increases in inventory reserves partially offset by sales of higher margin disk recording products. Gross margin declined in fiscal 1994 due to increased sales of lower-margin WSD and Axial 2010 products.

   Research and Development. Research and development expenses increased by 3.6% to $3.9 million in fiscal 1996, by 12.3% to $3.8 million in fiscal 1995, and by 19.8% to $3.4 million in fiscal 1994. The increase in fiscal 1996 was primarily due to an increase in personnel costs related to ELSET development partially offset by reduced personnel costs in other product development areas and by a decrease in prototyping expenses related to new product introductions. The increase in fiscal 1995 was primarily due to an increase in prototyping expenses related to new product introductions and expenses related to the hiring of additional software engineers. The increase in fiscal 1994 was primarily due to an increase in expenses related to the hiring of software engineers. Research and development expenses as a percentage of net sales were 18.3%, 17.8%, and 18.7% in fiscal 1996, 1995, and 1994, respectively.

   Marketing and Sales. Marketing and sales expenses increased by 19.8% to $7.4 million in fiscal 1996, by 65.2% to $6.1 million in fiscal 1995, and by 74.6% to $3.7 million in fiscal 1994. The increase in fiscal 1996 resulted from a charge of $594,000 related to write-downs of demonstration inventory used for marketing purposes and staff reductions as a result of implementing a plan to refocus and streamline operations and as a result of an increase in ELSET marketing activities and an increase in salary expense for sales personnel. The increase in fiscal 1995 was attributable to the initiation of ELSET marketing activities which included personnel and promotional expenses, an increase in costs related to sales and marketing personnel, an increase in promotional activities, increased trade show expenditures, an increase due to commissions paid to independent sales representatives, and higher travel expenses. The increase in fiscal 1994 was significantly attributable to an increase in expenses related to the hiring of additional product and technical support personnel, and expenses related to trade show and promotion expenditures for the Company's on-line video editors and desktop digital video recorders. Marketing and sales expenses as a percentage of net sales were 34.4%, 28.8%, and 20.6% in fiscal 1996, 1995, and 1994, respectively.

   General and Administrative. General and administrative expenses increased 17.3% to $1.5 million in fiscal 1996, 18.4% to $1.3 million in fiscal 1995, and by 47.5% to $1.1 million in fiscal 1994. The increase in fiscal 1996 was primarily due to an increase in insurance expenses. The increases in fiscal 1995 and fiscal 1994 were primarily due to an increase in financial and administrative personnel and costs associated with higher staffing levels. General and administrative expenses as a percentage of net sales were 6.9%, 5.9%, and 5.9% in fiscal 1996, 1995, and 1994, respectively.

   Charge for acquired in-process technology. In fiscal 1996, the Company reversed $750,000 of charges for acquired in-process technology which had been accrued in connection with the ELSET Acquisition in fiscal 1995. The original charges were for accrual of expenses which the Company determined in 1996 would not be incurred. The Company incurred a charge of approximately $10.8 million for acquired in-process technology in fiscal 1995. No such charge was incurred in fiscal 1994.

   Interest and Other Income (Expense). Net interest and other income increasedto $209,000 in fiscal 1996. Net interest and other expense was $180,000 in fiscal 1995, a 17.6% increase over fiscal 1994. The increase in interest and other income in fiscal 1996 was attributable to an increase in interest earned on short-term investments, which consist primarily of proceeds from the Company's initial public offering in September 1995, and as a result of the Company paying down its outstanding bank borrowings. The increases in interest and other expense in fiscal 1995 and 1994 were due primarily to increases in indebtedness under the Company's bank line of credit.

   Provision (Benefit) for Income Taxes. For fiscal 1996, there was a tax benefit of approximately $496,000, or 35.1% of the pretax loss. The Company's tax rate was reduced below the applicable statutory rates primarily due to the utilization of research and development tax credits.

Income tax expense as a percentage of pretax income (loss) was 1.2% and 30.8% in fiscal 1995 and 1994, respectively.


Liquidity and Capital Resources

    Since inception, the Company has financed its operations and expenditures for property and equipment through the sale of capital stock, borrowings under a bank line of credit and term loans. On September 29, 1995 the Company completed its initial public offering and received approximately $17.8 million in net proceeds. On September 29, 1995 it completed the acquisition of the shares of ELSET GmbH it did not already own for approximately $7.6 million. As of September 30, 1996, the Company had $4.2 million of cash and cash equivalents.

    Operating activities used $3.7 million in net cash during fiscal 1996. Operating activities provided $419,000 in net cash during fiscal 1995 and used net cash in operations of $371,000 in fiscal 1994. Net cash used in 1996 was due primarily to decreases in other accrued liabilities and increases in accounts receivable and inventories partially offset by increases in accounts payable. Net cash provided in fiscal 1995 consisted primarily of increases in accounts payable and accrued liabilities, partially offset by increases in inventories. Net cash used in fiscal 1994 consisted primarily of increases in accounts receivable and inventories, partially offset by net income and increases in accrued liabilities.

    The Company has a revolving line of credit with Comerica Bank that allows for borrowings of up to $4.0 million, subject to the level of accounts receivable. As of September 30, 1996, approximately $4.0 million of borrowings was available under this line of credit, of which the Company had no borrowings outstanding. Indebtedness under the line of credit accrues interest at Comerica's base rate and is secured by substantially all of the Company's assets. The line of credit may be terminated by either party upon 30 days' notice. Borrowings under the line of credit are subject to certain financial covenants, and the Company was in compliance with all such covenants at September 30,1996.

    The Company believes that its existing cash, cash equivalents and credit facilities will be sufficient to meet its cash requirements for at least the next twelve months. Although operating activities may provide cash in certain periods, to the extent the Company grows in the future, its operating and investing activities may use cash and, consequently, such growth may require the Company to obtain additional sources of financing. There can be no assurance that any necessary additional financing will be available to the Company on commercially reasonable terms, or at all.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Item 14(a) for an index to the consolidated financial statements and supplementary financial information that are attached hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

                                    PART III


         Certain information required by Part III is omitted from this report because the Company will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the "Proxy Statement") for its annual meeting of shareholders to be held February 18, 1996 and the information included therein is incorporated herein by reference.

Item 10. Directors and Executive Officers of the Registrant

         Information with respect to directors of the Company is incorporated by
reference   from   the    information    under   the   caption    "Election   of
Directors--Nominees" in the Company's Proxy Statement.

         Information as to the Company's executive officers appears at the end of Part I of this report.

         Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by refrence from the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement.

Item 11. Executive Compensation

         Incorporated  by  reference  from the  information  under  the  caption
"Executive   Compensation  and  Related  Information"  in  the  Company's  Proxy
Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Incorporated by reference from the information under the caption "Common Stock Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement.

Item 13. Certain Relationships and Related Transactions

         Incorporated  by  reference  from the  information  under  the  caption
"Certain   Relationships  and  Related  Transactions"  in  the  Company's  Proxy
Statement.

                                     Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K


(a)      The following documents are filed as part of this Report:

         (1) Financial Statements and Report of Ernst & Young LLP, Independent Auditors

                  Report of Ernst & Young LLP, Independent Auditors.

                  Consolidated Balance Sheet at September 30, 1996 and 1995.

                  Consolidated Statements of Operations Years ended September 30, 1996, 1995 and 1994.

                  Consolidated Statement of Shareholders' Equity - Three years ended September 30, 1996.

                  Consolidated Statements of Cash Flows Years ended September 30, 1996, 1995, and 1994.

                  Notes to Consolidated Financial Statements.

         (2)      Financial Statement Schedules

                  The following financial statement schedule is included herein:

                  Schedule II - Valuation and Qualifying
                  Accounts

                  Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

         (3)      Exhibits  (numbered  in  accordance  with  Item 601 of
                  Regulation S-K)


  Number                                 Description
  ------                                 -----------

  2.1(1) Agreement and Plan of Merger, dated October 14, 1991, by and between the Company and Axial Systems Corporation.

  3.1(1)       Certificate of Incorporation of the Company.

  3.2(1)       Bylaws of the Company.

  3.3(1) Amended and Restated Certificate of Incorporation of the Company filed with the Delaware Secretary of State upon the Company's reincorporation in Delaware

  3.4(3) Amended and Restated Certificate of Incorporation of the Company filed with the Delaware Secretary of State upon the closing of the Company's initial public offering.

  3.5 Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock. Reference is made to
               Exhibit 4.4

  4.1          Reference is made to Exhibits  3.1,  3.2,  3.3, 3.4, 3.5, 4.3 and
               4.4.

  4.2(1)       Specimen Common Stock Certificate.

  4.3(1) Amended and Restated Investors' Rights Agreement dated as of December 3, 1994, by and among the Company and the persons listed on Schedule A, B, and C thereto.

  4.4(4) Preferred Shares Rights Agreement, dated as of September 13, 1996, between the Company and U.S. Stock Transfer Corporation, including the Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively.

  10.1(1) Form of Indemnification Agreement between the Company and its directors and officers.

  10.2(1)*     1995 Stock Option/Stock Issuance Plan.

  10.3(1)*     Employee Stock Purchase Plan.

  10.4(1) Investment Agreement, dated February 2, 1995, by and among VAP Video Art Production GmbH, ELSET Electronic-Set GmbH, Richard Kunicki, and Accom Virtual Studio, Inc.

  10.5(1) Distribution Agreement, dated February 2, 1995, by and between ELSET Electronic-Set GmbH and the Company.

  10.6(1) Voting Agreement, dated February 2, 1995, by and among VAP Video Art Production GmbH, Richard Kunicki, Accom Virtual Studio, Inc., and the Company.

  10.7(1) Agreement dated August 10, 1995 by and between the Company, Accom Virtual Studio, Inc., ELSET Electronic-Set GmbH, and Richard Kunicki.

  10.8(1) Value-Added Reseller Agreement dated June 30, 1995 between the Company and Silicon Graphics, Inc., and Addendum dated June 30, 1995.

  10.9(1) Lease dated January 28, 1992, by and between Menlo Business Park and Patrician Associates, Inc., and the Company.

  10.10(1) Loan and Security Agreement dated May 31, 1994 between Comerica Bank -- California and the Company.

  10.12(1) Offer made by Accom Virtual Studio, Inc. and Accom Virtual Studio GmbH to purchase from Mr. Robert Vogel shares in ELSET Electronic-Set GmbH, and Mr. Vogel's acceptance of such offer. (Translation from German original.)

  10.13 Master Revolving Note dated July 7, 1996 between Comerica Bank -- California and the Company

  11.1         Statement Re: Computation of Net Income per Share

  21.1         Subsidiaries of the Company.

  23.1         Consent of Ernst & Young LLP, Independent Auditors.

  24.1         Power of Attorney (reference is made to page 34 of this Report).

  27.1         Financial Data Schedule.

----------------

(1) Incorporated by reference to exhibits filed in response to Item 16(a), "Exhibits," of the Registrant's Registration Statement on Form S-1 and Amendment No. 1, Amendment No. 2 and Amendment No. 3 thereto (File No. 33-95728), which became effective on September 26, 1995.

(2) Confidential treatment has been granted as to certain portions of this Exhibit by the Securities and Exchange Commission.

(3) Incorporated by reference from an exhibit filed with the Company's Annual Report on 10-K for the fiscal year ended September 30, 1995 (File No. 0-26620).

(4) Incorporated by reference from an exhibit filed with the Company's Registration Statement on Form 8-A (File No. 0-26620) to register Preferred Share Purchase Rights under the Company's stockholder rights plan, adopted by the Company's board of directors on September 3, 1996.

*        Management contract or compensatory plan or arrangement

(b)      Reports on Form 8-K

         No Reports on Form 8-K were filed during the three months ended September 30, 1996.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Menlo Park, California on this 17 day of December 1996.

                                  ACCOM, INC.


                                  By: /s/       ROBERT L. WILSON
                                      -----------------------------------------
                                                Robert L. Wilson
                                      Executive Vice President, Chief Operating
                                         Officer and Chief Financial Officer


                                POWER OF ATTORNEY


         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Junaid Sheikh and Robert L. Wilson, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

        Signature                                    Title                                  Date
        ---------                                    -----                                  ----

/s/     JUNAID SHEIKH           Chairman of the Board of Directors, President         December 17, 1996
---------------------------
       (Junaid Sheikh)          and Chief Executive Officer (Principal
                                Executive Officer)

/s/   ROBERT L. WILSON          Executive Vice President, Chief Operating             December 17, 1996
---------------------------
     (Robert L. Wilson)         Officer, Chief Financial Officer, and Director
                                (Principal Financial and Accounting Officer)

/s/    LIONEL M. ALLAN          Director                                              December 17, 1996
---------------------------
      (Lionel M. Allan)

/s/    GARY W. KALBACH          Director                                              December 17, 1996
---------------------------
      (Gary W. Kalbach)


                        Consolidated Financial Statements
                                   Accom, Inc.
                  Years ended September 30, 1996, 1995 and 1994
                       with Report of Independent Auditors

                                   Accom, Inc.

                        Consolidated Financial Statements

                  Years ended September 30, 1996, 1995 and 1994




                                    Contents

Report of Ernst & Young LLP, Independent Auditors.......................... F-1

Audited Consolidated Financial Statements

Consolidated Balance Sheets................................................ F-2
Consolidated Statements of Operations...................................... F-3
Consolidated Statement of Stockholders' Equity............................. F-4
Consolidated Statements of Cash Flows...................................... F-5
Notes to Consolidated Financial Statements................................. F-7

                Report of Ernst & Young LLP, Independent Auditors


The Board of Directors and Stockholders
Accom, Inc.

We have audited the accompanying consolidated balance sheets of Accom, Inc. at September 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement and schedule presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Accom, Inc. at September 30, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                             Ernst & Young LLP


Palo Alto, California
October 29, 1996


                                   Accom, Inc.

                           Consolidated Balance Sheets

                                                                                       September 30,
                                                                                      1996       1995
                                                                                  ----------------------
                                                                                       (In thousands)
Assets
Current assets:
   Cash and cash equivalents                                                       $  4,221    $  8,769
   Accounts receivable, net of allowance for doubtful accounts of $223 and $221
     in 1996 and 1995, respectively                                                   4,714       3,754
   Inventories                                                                        5,447       4,736
   Deferred tax assets                                                                  695         508
   Prepaid expenses and other current assets                                            377         295
                                                                                   --------    --------
Total current assets                                                                 15,454      18,062

Property and equipment, net                                                           1,683       1,596
Other assets                                                                            142          54
                                                                                   --------    --------
                                                                                   $ 17,279    $ 19,712
                                                                                   ========    ========
Liabilities and stockholders' equity
Current liabilities:
   Bank borrowings - line of credit                                                $   --      $   --
   Notes payable                                                                         58          58
   Accounts payable                                                                   2,242       1,719
   Accrued compensation                                                                 328         318
   Accrued inventory purchases                                                           (6)        530
   Accrued initial public offering costs                                                 11         830
   Accrued ELSET transaction costs                                                      265         619
   Other accrued liabilities                                                            792         706
   Income taxes payable                                                                --           650
   Customer deposits                                                                     65          76
   Deferred revenue                                                                     528         336
                                                                                   --------    --------
Total current liabilities                                                             4,283       5,842

Note payable - noncurrent                                                                24          83
Deferred tax liabilities                                                                 20         108

Commitments

Stockholders' equity:
   Preferred stock, $0.001 par value;  2,000,000 shares authorized,  issuable in series; no shares issued and outstanding in 1996 and 1995
                                                                                       --          --
   Common  stock,  $0.001 par value;  20,233,497 shares authorized; 6,493,734 shares and 6,404,197 shares issued and outstanding in 1996 and 1995,
     respectively                                                                         7           6
   Additional paid-in capital                                                        21,317      21,128
   Retained earnings (accumulated deficit)                                           (8,372)     (7,455)
                                                                                   --------    --------
Total stockholders' equity                                                           12,952      13,679
                                                                                   --------    --------
                                                                                   $ 17,279    $ 19,712
                                                                                   ========    ========

                             See accompanying notes.

                                   Accom, Inc.

                      Consolidated Statements of Operations

                     (In thousands, except per-share data)


                                                    Years ended September 30,
                                                  1996        1995        1994
                                               --------    --------    --------

Net sales                                      $ 21,408    $ 21,312    $ 18,034

Cost of sales                                    11,010      10,137       8,443
                                               --------    --------    --------
Gross margin                                     10,398      11,175       9,561


Operating expenses:
     Research and development                     3,926       3,791       3,375
     Marketing and sales                          7,356       6,142       3,717
     General and administrative                   1,487       1,268       1,071
     Charge (credit) for acquired in-process
          technology                               (750)     10,766        --
                                               --------    --------    --------
Total operating expenses                         12,019      21,967       8,163
                                               --------    --------    --------

Operating income (loss)                          (1,621)    (10,792)      1,428

Interest income                                     235           7           8

Interest expense                                    (12)       (120)       (102)

Other expense                                       (14)        (67)         (8)
                                               --------    --------    --------
Income (loss) before income taxes                (1,412)    (10,972)      1,326

Provision (benefit) for income taxes               (496)       (132)        408
                                               --------    --------    --------
Net income (loss)                              $   (916)   $(10,840)   $    918
                                               ========    ========    ========

Net income (loss) per share                    $  (0.14)   $  (3.85)   $   0.20
                                               ========    ========    ========

Shares used in computation of net income
     (loss) per share                             6,439       2,816       4,660
                                               ========    ========    ========

                             See accompanying notes.


                                                    Accom, Inc.

                                  Consolidated Statements of Stockholders' Equity

                                         (In thousands, except share data)



                                                       Convertible Preferred Stock        Common Stock
                                                     ------------------------------------------------------
                                                         Shares          Amount         Shares       Amount
                                                     -------------------------------------------------------

Balance at September 30, 1993                          1,478,965    $         1      2,337,914   $         2
   Issuance of common stock upon exercise of stock
     options                                                --             --            1,040          --
   Net income                                               --             --             --            --
                                                       ---------    -----------      ---------   -----------

Balance at September 30, 1994                          1,478,965              1      2,338,954             2
   Issuance of Series B preferred stock, net of
     issuance costs of $83                               416,914              1           --            --
   Issuance of common stock upon exercise of stock
     options                                                --             --           44,364          --
   Conversion of preferred stock into common stock    (1,895,879)            (2)     1,895,879             2
   Initial public offering of common stock, net of
     issuance costs of $2,496                               --             --        2,125,000             2
   Net loss                                                 --             --             --            --
                                                       ---------    -----------      ---------   -----------
Balance at September 30, 1995                               --             --        6,404,197             6
   Issuance of common stock upon exercise of stock
     options                                                                            36,364
    Purchase of common stock through
     Employee Stock Purchase Plan                                                       53,173
   Net Loss
                                                       ---------    -----------      ---------   -----------

Balance at September 30, 1996                               --       $        -      6,493,734   $         6
                                                       =========    ===========      =========   ===========

Continued ....

                                               Accom, Inc.

                             Consolidated Statements of Stockholders' Equity

                                    (In thousands, except share data)



                                                                            Retained
                                                              Additional     Earnings       Total
                                                               Paid-In    (Accumulated   Stockholders'
                                                               Capital      Deficit)      Equity
                                                        ------------------------------------------------

Balance at September 30, 1993                              $     2,261   $     2,467    $     4,731
   Issuance of common stock upon exercise of stock
     options                                                         1          --                1
   Net income                                                     --             918            918
                                                           -----------   -----------    -----------
Balance at September 30, 1994                                    2,262         3,385          5,650
   Issuance of Series B preferred stock, net of
     issuance costs of $83                                       2,217          --            2,218
   Issuance of common stock upon exercise of stock
     options                                                        22          --               22
   Conversion of preferred stock into common stock                --            --             --
   Initial public offering of common stock, net of
     issuance costs of $2,496                                   16,627          --           16,629
   Net loss                                                       --         (10,840)       (10,840)
                                                           -----------   -----------    -----------
Balance at September 30, 1995                                   21,128        (7,455)        13,679
   Issuance of common stock upon exercise of stock
     options                                                        19                           19
    Purchase of common stock through
     Employee Stock Purchase Plan                                  170                          170
   Net Loss                                                                     (916)          (916)
                                                           -----------   -----------    -----------
Balance at September 30, 1996                              $    21,317   $    (8,371)   $    12,952
                                                           ===========   ===========    ===========



                             See accompanying notes.

                                       F-4(a)

                                           Accom, Inc.

                              Consolidated Statements of Cash Flows

                         Increase (Decrease) in Cash and Cash Equivalents

                                          (In thousands)

                                                                  Years ended September 30,
                                                                1996        1995          1994
                                                            ------------------------------------

Cash flows from operating activities
Net income (loss)                                          $   (916)     $(10,840)     $    918
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
   Change (credit) for acquired in-process technology          (750)       10,766          --
   Depreciation and amortization                                760           533           343
   Changes in operating assets and liabilities, net of
     effects of acquisition:
     Accounts receivable                                       (960)          173          (775)
     Inventories                                               (711)         (539)       (1,075)
     Deferred tax assets, net                                  (275)          (17)          (65)
     Prepaid expenses and other current assets                  (82)         (155)          (31)
     Accounts payable                                           523           503           (66)
     Accrued compensation                                        10            84            17
     Other accrued liabilities                                 (873)          283           470
     Income taxes payable                                      (650)         (128)          128
     Customer deposits                                          (11)         (206)          (39)
     Deferred revenue                                           192           (38)         (196)
                                                           --------      --------      --------

Net cash provided by (used in) operating activities          (3,743)          419          (371)
                                                           --------      --------      --------

Cash flows from investing activities
Acquisition of ELSET, net of cash acquired                     --          (9,195)         --
Expenditures for property and equipment                        (847)         (965)         (588)
Other assets                                                    (88)           (1)            5
                                                           --------      --------      --------
Net cash used in investing activities                          (935)      (10,161)         (583)
                                                           --------      --------      --------
Cash flows from financing activities
Borrowings on line of credit                                   --           1,850         1,350
Payments on line of credit                                     --          (2,875)       (1,175)
Borrowings on notes payable                                    --             175           500
Repayments on notes payable                                     (58)         (534)         --
Issuance of convertible preferred stock                        --           2,218          --
Issuance of common stock                                        188        17,481             1
                                                           --------      --------      --------
Net cash provided by financing activities                       130        18,315           676
                                                           --------      --------      --------
Net increase (decrease) in cash and cash equivalents         (4,548)        8,573          (278)
Cash and cash equivalents at beginning of period              8,769           196           474
                                                           --------      --------      --------
Cash and cash equivalents at end of period                 $  4,221      $  8,769      $    196
                                                           ========      ========      ========


                             See accompanying notes.

                                   Accom, Inc.

          Increase (Decrease) in Cash and Cash Equivalents (continued)

                                 (In thousands)

                                                     Years ended September 30,
                                                    1996        1995      1994
                                                   -----------------------------

Supplemental disclosure of cash flow information
Interest paid                                       $  11       $ 120     $  87
                                                    =====       =====     =====
Income taxes paid                                   $   2       $ 118     $ 366
                                                    =====       =====     =====
Supplemental disclosure of noncash
   investing and financing activities
Accrued acquisition costs                           $(354)      $ 619     $ --
                                                    =====       =====     =====
Net liabilities assumed in acquisition              $ --        $ 892     $ --
                                                    =====       =====     =====
Conversion of preferred stock to common
   stock (par value)                                $ --        $   1     $ --
                                                    =====       =====     =====
Accrued initial public offering costs               $(819)      $ 830     $ --
                                                    =====       =====     =====

                                   Accom, Inc.

                   Notes to Consolidated Financial Statements

                               September 30, 1995



1. Summary of Significant Accounting Policies

Accom, Inc. (the "Company" or "Accom") was founded in California in December 1987 and reincorporated in the State of Delaware on September 14, 1995. Accom designs, manufactures, markets and supports digital video systems for the high-end production, post-production and broadcast markets.

On September 29, 1995, the Company completed an underwritten public offering of its common stock. At the closing of the IPO, all outstanding shares of Series A and B convertible preferred stock were converted into shares of common stock on a one-for-one basis.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of significant intercompany transactions and balances.

Major Customers and Concentration of Credit Risk

The Company sells its processing equipment to customers in the content creation and broadcast markets primarily in North America, Europe and the Pacific Rim. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains allowances for potential credit losses and such losses have historically been within management's expectations. No customers accounted for 10% or more of net sales in fiscal 1996 and fiscal 1995. During fiscal 1994, one customer accounted for 11% of net sales. Export sales for fiscal 1996, 1995, and 1994 were approximately 38%, 51% and 47%, respectively. Export sales to Europe and the Pacific Rim as percentage of total sales were 14% and 19%, respectively, for fiscal 1996, 19% and 24%, respectively, for fiscal 1995, 14% and 21%, respectively, for fiscal 1994.

Revenue Recognition

The Company generally recognizes revenue upon shipment of its systems. Estimated costs for insignificant post shipment obligations are accrued for at the time of shipment. If significant post shipment obligations exist or there are concerns about collection at the time of shipment, revenue is deferred until obligations are met or collection occurs.

                                   Accom, Inc.

1. Summary of Significant Accounting Policies (continued)

Investment in ELSET; Acquired In-Process Technology

The Company's investment in ELSET (see Note 2), a development stage enterprise, was charged to expense as acquired in-process technology, reflecting ELSET's stage of product development. At September 30, 1996, ELSET is a wholly owned consolidated subsidiary.

Cash, Cash Equivalents and Short-Term Investments

Cash equivalents consist of financial investments with maturities of 90 days or less at the time of acquisition that are readily convertible into cash and have insignificant interest rate risk. At September 30, 1996, cash equivalents consist of money market accounts, commercial paper, treasury bills, and municipal auction notes.

Inventories

Inventories, which include demonstration equipment, are stated at the lower of cost (first-in, first-out) or market.

Property and Equipment

Property and equipment is stated at cost and is depreciated using the straight-line method over the assets' estimated useful lives, generally three to five years.

Per-Share Data

Except  as noted  below,  net  income  (loss)  per share is  computed  using the weighted  average  number  of  common  and  dilutive  common  equivalent  shares
(dilutive in 1994 only) outstanding during the period. Dilutive common equivalent shares consist of the incremental common shares issuable upon conversion of the convertible preferred stock (using the if-converted method) and shares issuable upon the exercise of stock options (using the treasury stock method). In addition, pursuant to the Securities and Exchange Commission Staff Accounting Bulletins and Staff policy, such computations through June 30, 1995 include all dilutive and antidilutive common and common equivalent shares issued at prices below the public offering price during the 12-month period prior to the initial filing of the public offering and have been included as if they were outstanding for all periods presented using the treasury stock method and the initial public offering price of $9.00.

                                   Accom, Inc.


             Notes to Consolidated Financial Statements (continued)


1. Summary of Significant Accounting Policies (continued)

Per-Share Data (continued)

Had the conversion of the shares taken place at the beginning of the year, net loss per share for the year ended September 30, 1995 would have been $2.47 and the number of shares 4,394,000.

Accounting Change - Income Taxes

In February 1992, the Financial Accounting Standards Board issued Statement No. 109, "Accounting for Income Taxes." The Company adopted the provisions of the standard in its 1993 financial statements and has elected to restate all prior periods. The effect of adopting Statement 109 was to reduce net income by $156,000 for the year ended September 30, 1993. The cumulative effect of adopting Statement 109 as of October 1, 1992 was to increase the beginning balance of retained earnings by $407,000. The cumulative effect is primarily the result of recording a benefit for the 1991 net operating loss of Axial Systems, Inc. in the year incurred in accordance with the principles of Statement 109.

Under Statement 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

2. ELSET Acquisition

On February 2, 1995, the Company and its wholly owned subsidiary, Accom Virtual Studio, Inc. ("AVS"), entered into several related agreements with VAP Video Art Production GmbH ("VAP"), ELSET Electronic-Set GmbH ("ELSET"), a newly formed German company, and Richard Kunicki, the majority shareholder of VAP.

As of June 30, 1995, AVS had acquired 25% of ELSET's share capital from VAP, and recorded a charge for acquired in-process technology of $1,742,000, which reflects a $1,500,000 investment made or accrued through June 30, 1995 plus $242,000 of other costs, including transaction costs.

                                   Accom, Inc.

2. ELSET Acquisition (continued)

On September 29, 1995, the Company completed the acquisition of the remaining 75% from VAP and one individual stockholder, of ELSET's outstanding share capital for $7.6 million. The Company accounted for the transaction as a purchase. The purchase price was $9,024,000 and consisted of the $7.6 million paid for the share capital, $892,000 of ELSET liabilities assumed in excess of its assets and $532,000 of estimated transaction costs. Based on the stage of the acquired technology at the date of acquisition, the purchase price was charged to acquired in-process technology and charged to expense in the quarter ended September 30, 1995.

At September 30, 1996, the Company re-evaluated its estimates of the liabilities assumed based on information available at the time. As a result of this re-evaluation, $750,000 was reversed as a credit for acquired in-process technology in the quarter ended September 30, 1996.

The following unaudited pro forma financial summary is presented as if the operations of the Company and ELSET were combined as of October 20, 1994, the date of inception of ELSET. The unaudited pro forma combined results are not necessarily indicative of the actual results that would have occurred had the purchase been consummated at this date, or of the future operations of the combined entities.

In accordance with SEC Regulation S-X, Rule 11-02(b)(5), nonrecurring charges, such as the charge for acquired in-process technology resulting from the acquisition of the 75% interest in ELSET, are not reflected in the following pro forma financial summary:

                                                Fiscal Year
                                                   Ended
                                               September 30,
                                                   1995
                                              ----------------
                                               (In thousands)
                                                (Unaudited)

Revenues                                          $21,312
                                              ================
Net loss                                          $(1,978)
                                              ================
Net loss per share                                $ (0.70)
                                              ================

                                   Accom, Inc.

3. Inventories

Inventories consist of the following:

                                                    September 30,
                                              1996                  1995
                                         -----------------------------------
                                                   (In thousands)

Purchased parts and materials              $  1,105                $1,075
Work-in-process                               1,842                   985
Finished goods                                  440                   611
Demonstration inventory                       2,060                 2,065
                                        ------------------------------------
                                           $  5,447                $4,736
                                        ====================================

4. Property and Equipment

Property and equipment consist of the following:

                                                   September 30,
                                             1996                  1995
                                        ------------------------------------
                                                   (In thousands)

Machinery and equipment                    $  2,574             $   2,033
Furniture and fixtures                          207                   204
Computer equipment                            1,171                   868
                                        ------------------------------------
                                              3,952                 3,105
Less accumulated depreciation                (2,269)               (1,509)
                                        ------------------------------------
Net property and equipment                 $  1,683             $   1,596
                                        ====================================

                                   Accom, Inc.


             Notes to Consolidated Financial Statements (continued)


5. Bank Borrowings

The Company has a revolving line of credit with a bank which allows for borrowings up to $4,000,000, subject to the level of accounts receivable. As of September 30, 1996, the Company had no borrowings outstanding. The line of credit remains in effect until terminated by either party upon 30 days' notice. Interest on the line of credit accrues at the bank's base rate (8.25% at September 30, 1996). Borrowings under the line are secured by all property of the Company. Borrowings on the credit arrangement are subject to certain financial covenants. As September 30, 1996, the Company was in compliance with these financial covenants.

In March 1995, the Company entered into a variable interest note payable with the same bank in the amount of $175,000, which is due in equal monthly installments plus interest through April 1, 1998. The interest rate on the note is equal to the bank's base rate plus 0.75% (9.0% at September 30, 1996). Borrowings under the note are secured by certain assets of the Company.

6. Commitments

Leasing Arrangements

The Company leases its office and manufacturing facility under operating lease agreements. Rent expense for fiscal years 1994, 1995 and 1996 was approximately, $424,000, $430,000 and $ 424,000, respectively.

Minimum future rental payments under noncancelable leases at September 30, 1996 are as follows (in thousands):

        1997                                                $245
        1998                                                  19
                                                          --------
        Total                                               $264
                                                          ========

                                   Accom, Inc.

6. Commitments (continued)

401(k) Plan

The Company has a 401(k) plan under which the employee may defer and invest a portion of his or her annual compensation up to certain annual limitations. The Company may, at its discretion, make certain matching contributions to the plan. The Company has made no contributions to the 401(k) plan through September 30, 1996.

7. Stockholders' Equity

Stock Options

Under the Company's Restated 1990 Stock Option Plan (the "1990 Plan") up to 833,333 shares of common stock could have been issued upon exercise of incentive stock options issued to employees or officers. Options were granted at a price not less than 100% of the fair market value of the Company's common stock on date of grant. Options generally vested over a period of five years. In July 1995, the 1990 Plan was terminated with respect to future grants.

In July 1995, the 1995 Stock Option/Stock Issuance Plan (the "1995 Plan") was adopted, increasing the number of shares available for grant by 1,258,036 plus automatic annual increases in 1996, 1997 and 1998. Options may be granted and shares may be issued at a price not less than 85% of the fair value of the Company's common stock on date of grant.

                                   Accom, Inc.

7. Stockholders' Equity (continued)

Stock Options (continued)

Stock option activity is summarized below:


                                               Shares                     Outstanding Options
                                              Available          ------------------------------------------
                                              for Grant              Number of            Price Per
                                              of Options              Shares                Share
                                        -------------------------------------------------------------------

Balance at September 30, 1993                     86,692               273,308           $0.48-$2.40
   Shares authorized                             416,667                    --               --
   Options granted                               (12,909)               12,909           $2.40-$4.80
   Options exercised                                  --                (1,040)          $0.48-$2.40
   Options canceled                                2,208                (2,208)          $0.48-$2.40
                                        -------------------------------------------------------------------
Balance at September 30, 1994                    492,658               282,969           $0.48-$4.80
   Shares authorized                           1,258,036                    --               --
   Options granted                              (507,645)              507,645           $4.80-$7.20
   Options exercised                                  --               (44,364)             $0.48
   Options canceled                                6,161                (6,161)          $0.48-$4.80
                                        -------------------------------------------------------------------
Balance at September 30, 1995                  1,249,210               740,089           $0.48-$7.20
   Shares authorized                              64,042                    --               --
   Options granted                            (1,530,703)            1,530,703           $1.88-$9.25
   Options exercised                                  --               (36,364)          $0.48-$4.80
   Options canceled                            1,066,612            (1,066,612)          $0.48-$9.25
                                        -------------------------------------------------------------------
Balance at September 30, 1996                    849,161             1,167,816           $0.48-$5.88
                                        ===================================================================

At  September  30,  1996,   options  to  purchase  439,630  common  shares  were
exercisable and vested.

As of September 30, 1995, the Company has reserved 2,016,977 shares of common stock for issuance upon the exercise of stock options.

                                   Accom, Inc.

7. Stockholders' Equity (continued)

Employee Stock Purchase Plan

In July 1995, the Company's Employee Stock Purchase Plan (the "Purchase Plan") was adopted which authorizes the issuance of 250,000 shares of common stock. Shares may be purchased under the Purchase Plan at 85% of the lesser of the fair market value of the common stock on the grant or purchase date.

Stockholder Rights Plan

In September 1996, the Company's Board of Directors adopted a stockholder rights plan, which entitles existing stockholders of the Company to certain rights (including the right to purchase shares of Preferred Stock) in the event of the acquisition of 15% or more of the Company's outstanding common stock, or an unsolicited tender offer for such shares.

8. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities computed in accordance with FAS 109 are as follows:

                                                      September 30,
                                                1996                  1995
                                           -------------------------------------
                                                    (In thousands)
Deferred tax assets:
   Deferred revenue                            $  189                  $135
   Nondeductible reserves and accruals            256                   204
   Inventory valuation                            441                   158
   Valuation allowance                           (199)                   --
   Other                                            8                    11
                                           -------------------------------------
                                                  695                   508
Deferred tax liabilities:
   Depreciation                                    20                   108
                                           -------------------------------------
Net deferred tax assets                        $  675                  $400
                                           =====================================

                                   Accom, Inc.

8. Income Taxes (continued)

The provision (benefit) for income taxes consists of the following:

                                         September 30,
                        1996                  1995                  1994
                   -----------------------------------------------------------
                                         (In thousands)
Federal:
   Current              $(231)                $(100)                 $334
   Deferred              (231)                  (23)                    3
                   -----------------------------------------------------------
                         (462)                 (123)                  337
State:
   Current                 11                   (20)                  139
   Deferred               (45)                    6                   (68)
                   -----------------------------------------------------------
                          (34)                  (14)                   71
Foreign:
   Current                 --                     5                    --
                   -----------------------------------------------------------
Total                   $(496)                $(132)                 $408
                   ===========================================================

A reconciliation of the income tax provision (benefit) at the federal statutory rate to the income tax provision at the effective tax rate is as follows:

                                                    September 30,
                                           1996          1995          1994
                                        ----------------------------------------
                                                    (In thousands)
Income taxes computed at the federal
   statutory rate                          $(480)       $(3,730)       $451
State taxes (net of federal benefit)         (23)            (9)         47
Foreign sales corporation tax benefit         --             --         (17)
Research and development tax credit          (18)           (62)        (63)
Acquired in-process technology              (204)         3,660          --
Valuation allowance                          199
Other                                         30              9         (10)
                                        ----------------------------------------
Total                                      $(496)     $    (132)       $408
                                        ========================================

The Company believes that net deferred tax assets are more likely than not to be realized because of a history of past earnings and carryback refund potential.

                                                                     SCHEDULE II


                                               ACCOM, INC.

                                    VALUATION AND QUALIFYING ACCOUNTS
                                     ALLOWANCE FOR DOUBTFUL ACCOUNTS
                                              (In thousands)


                                                   Balance at        Charges to                            Balance
                                                  Beginning of        Cost and                            at End of
                                                     Period           Expenses         Deductions*         Period
                                                 ---------------    --------------    ---------------    -----------

Year ended September 30, 1994...............         123                 52                  1               174
Year ended September 30, 1995...............         174                 80                 33               221
Year ended September 30, 1996...............         221                 67                 65               223

* All deductions represent write-offs of bad debt.