Form 10-Q
period 1996-12-28
ACCOM INC
filed 1997-02-11
CIK 949335

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Fiscal Quarter Ended December 28, 1996, or

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

         Yes   X                                                     No
            -------                                                    --------
         As of February 7, 1997, 6,586,158 shares of the Registrant's common stock, $0.001 par value, were outstanding.


                                   ACCOM, INC.

                FORM 10-Q For the Quarter Ended December 28,1996

                                      INDEX

                                                                                                             Page

             Facing sheet                                                                                      1

             Index                                                                                             2

Part I.      Financial Information

Item 1.      a)     Condensed consolidated balance sheets at December 28, 1996 and September 30, 1996          3

             b)     Condensed consolidated statements of operations for the three months ended
                    December 28, 1996 and December 30, 1995                                                    4


             c)     Condensed consolidated statements of cash flows for the three months ended December        5
                    28, 1996 and December 30, 1995

             d)     Notes to condensed consolidated financial statements                                       6

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations             7

Part II.     Other Information                                                                                12

             Signature                                                                                        13

             Exhibit 11.1                                                                                     14
                    Statement re computation of net loss per share

             Exhibit 27.1 Financial data Schedule                                                             15

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                   ACCOM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                       December 28,    September 30,
                                                                                           1996             1996
                                                                                      --------------- -----------------
                                                                                         (Unaudited)      (Note)
Assets
Current assets
     Cash and cash equivalents                                                           $   3,897      $   4,221
     Accounts receivable, net                                                                3,840          4,714
     Inventories                                                                             2,193          5,447
     Deferred tax assets                                                                       695            695
     Prepaid expenses and other current assets                                                 384            377
                                                                                        ------------- --------------

Total current assets                                                                        11,009         15,454

Property and equipment, net                                                                    860          1,683
Other assets                                                                                   142            142
                                                                                        ------------- --------------
                                                                                           $12,011        $17,279
                                                                                        ============= ==============

Liabilities and Stockholders' Equity
Current Liabilities:
     Notes payable                                                                        $     58       $     58
     Accounts payable                                                                        1,128          2,242
     Accrued liabilities                                                                     1,852          1,455
     Deferred revenue                                                                          453            528
                                                                                        ------------- --------------
Total Current Liabilities                                                                    3,491          4,283

Note payable - noncurrent                                                                        9             24
Deferred tax liabilities                                                                        20             20

Commitments

Stockholders' Equity:
     Preferred stock, $0.001 par value; 2,000,000 shares authorized;                          --             --
         no shares issued and outstanding
     Common stock, $0.001 par value; 20,233,497 shares authorized;
         6,568,892 and 6,493,734 shares issued and outstanding on December 28,                   7              7
         1996 and December 30, 1995, respectively
     Additional paid-in capital                                                             21,353         21,317
     Retained earnings (accumulated deficit)                                               (12,869)        (8,372)
                                                                                        ------------- --------------
Total Stockholders' Equity                                                                   8,491         12,952
                                                                                        ------------- --------------

                                                                                           $12,011        $17,279
                                                                                        ============= ==============

Note: The balance sheet at September 30, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

            See notes to condensed consolidated financial statements.

                                   ACCOM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                    Unaudited
                                                                 Three months ended
                                                             December 28,      December 30,
                                                                1996               1995
                                                      ------------------ -----------------
Net sales                                                        $4,216          $5,543

Cost of sales                                                     4,676           2,611
                                                      ------------------ ----------------
Gross margin                                                       (460)          2,932

Operating expenses:
     Research and development                                       798             943
     Marketing and sales                                          2,266           1,542
     General and administrative                                     996             289
                                                      ------------------ ----------------

Total operating expenses                                          4,060           2,774
                                                      ------------------ ----------------

Operating income (loss)                                          (4,520)            158

Interest income                                                      36              76

Interest expense                                                     (2)             (3)

Other expense                                                       (11)            (13)
                                                      ------------------ ----------------
Income (loss) before income taxes                                (4,497)            218

Provision for income taxes                                        -----              77

                                                      ================== ================
Net income (loss)                                               $(4,497)           $141
                                                      ================== ================

Net income (loss) per share                                      $(0.69)          $0.02

Shares used in computation of net                                 6,561           6,903
income (loss) per share

            See notes to condensed consolidated financial statements.

                                   ACCOM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                    Unaudited
                                                                                            Three months ended
                                                                                      December 28,          December 30,
                                                                                          1996                  1995
                                                                                    --------------          -----------
Cash flows from operating activities:
Net income (loss)                                                                     $      (4,497)          $      141
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
         Depreciation and amortization                                                          222                  175
         Provision for aacounts receivable, inventory, fixed asset and                        3,995                -----
         other reserves
         Changes in operating assets and liabilities
                  Accounts receivable                                                           624                 (977)
                  Inventories                                                                   754                   53
                  Deferred tax assets, net                                                    -----                -----
                  Prepaid expenses and other current assets                                      (7)                  42
                  Accounts payable                                                           (1,114)                 271
                  Accrued compensation                                                           17                   55
                  Other accrued liabilities                                                     (84)                (709)
                  Income taxes payable                                                        -----                   77
                  Customer deposits                                                             (44)                 (17)
                  Deferred revenue                                                              (75)                  (5)
                                                                                   ----------------- --------------------
Net cash used in operating activities                                                          (209)                (894)
                                                                                   ----------------- --------------------

Cash flows from investing activities:
Expenditures for property and equipment                                                        (136)                (117)
Purchase of short-term investments                                                            -----              (23,256)
Sale of short-term investments                                                                -----               18,645
Increase (decrease) in other assets                                                           -----                  (88)
                                                                                   ----------------- --------------------
Net cash used in investing activities                                                          (136)              (4,816)
                                                                                   ----------------- --------------------

Cash flows from financing activities:
Repayments on notes payable                                                                     (15)                 (15)
Issuance of common stock                                                                         36                    7
Payment of accrued initial public offering costs                                              -----                 (821)
                                                                                   ----------------- --------------------
Net cash provided by (used in) financing activities                                              21                 (829)
                                                                                   ----------------- --------------------
Net decrease in cash and cash equivalents                                                      (324)              (6,539)
Cash and cash equivalents at beginning of period                                              4,221                8,768
                                                                                   ----------------- --------------------
Cash and cash equivalents at end of period                                                $   3,897          $     2,229
                                                                                   ================= ====================

Supplemental disclosure of cash flow information
Interest paid                                                                          $          2          $         3
                                                                                   ================= ====================

Income taxes paid                                                                      $      -----          $          1
                                                                                   ================= ====================

Supplemental disclosure of noncash investing and financing activities
Accrued acquisition costs                                                              $         43          $         41
                                                                                   ================= ====================

                             See accompanying notes.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    Unaudited

Note 1.  Summary of Significant Accounting Policies

Basis of Preparation

         The condensed consolidated balance sheet as of December 28, 1996, and the condensed consolidated statements of income and cash flows for the three months ended December 28, 1996 and December 30, 1995 have been prepared by the Company, and have not been audited. In the opinion of management, all adjustments (consisting of normal accruals) necessary to present fairly the financial position, results of operations, and cash flows at December 28, 1996, and for all periods presented, have been made. The financial data should be reviewed in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996. The results of operations for the three month period ended December 28, 1996 are not necessarily indicative of the operating results for the full 1997 fiscal year.

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




Note 3.  Inventories

         Inventories consist of the following (In thousands):

                                      December 28,        September 30,
                                          1996                 1996
                                  ----------------------------------------------
Purchased parts and materials          $   454               $ 1,105
Work-in-progress                           638                 1,842
Finished goods                             275                   440
Demonstration inventory                    826                 2,060
                                  ----------------------------------------------
                                       $ 2,193               $ 5,447

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in Part I--Item 1 of this Quarterly Report. In addition, in order to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company hereby notifies readers that the factors set forth below in "Additional Factors That May Affect Future Results," and the factors set forth under a similar heading in the Company's report on Form 10K for the fiscal year ended September 30, 1996, as well as other factors, could in the future affect, and in the past have affected, the Company's actual results and could cause the Company's results for future quarters to differ materially from those expressed in any forward looking statements made by or on behalf of the Company, including those made in the following discussion.

Overview

         Accom designs, manufactures, markets and supports digital video systems for the high-end production, post-production and broadcast markets. The Company was incorporated in December 1987 and began shipments of its digital signal processing products in fiscal 1988. In November 1991, the Company merged with Axial Systems Corporation ("Axial"), a developer of digital on-line editing systems. The first shipments of the Company's Axial(R) 2020 Visual On-Line Editing System ("Axial 2020") and RTD 4224 digital video disk recorder (the "RTD") occurred in fiscal 1992. The first shipments of the Company's
Brontostore(TM) news graphics and clip server (the "Brontostore", renamed "Axess" in April 1996) and the Company's lower cost Axial 2010 On-Line Editing System ("Axial 2010") and WSD(R) Work Station Disk Recorder (the "WSD") occurred in fiscal 1994. In January 1995, the Company began shipping the WSD(R)/XL Work Station Disk Recorder ("WSD/XL") and in June 1996 began shipping the WSD(R)/XLS. In September 1996 the Company began shipping the WSD(R)/Xtreme, a replacement for the WSD(R)/XLS which has eight minutes of uncompressed digital video storage.

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

         The Company recorded charges during the first quarter of fiscal 1997 totaling $4 million related to actions intended to improve future operating performance and for valuation reserves taken against inventories, receivables and fixed assets.


         Software development costs are recorded in accordance with Statement of Financial Accounting Standards No. 86. To date, the Company has expensed all of its software development costs.

Results of Operations

Quarters ended December 28, 1996  and December 30, 1995

     Net Sales. The Company's net sales decreased by 23.9% to $4.2 million in the first quarter of fiscal 1997 from $5.5 million in the first quarter of fiscal 1996. The decrease in fiscal 1997 was due to decreased shipments of the WSD, RTD, Axial 2010, and signal processing products. International sales represented approximately 45.8% of the Company's sales in the first quarter of both fiscal 1997 and 1996.

     Cost of Sales. Gross margin was (10.9)% and 52.9% in the first quarter of fiscal 1997 and 1996, respectively. During January of 1997, management developed plans with respect to future development, support and introduction of certain products. As a result of these plans, reserves have been provided for inventory, accounts receivable and property and equipment. As part of these reserves, inventory reserves totaling $2.5 million are included in cost of sales for the first quarter of fiscal 1997. Without this charge, gross margin would have been 48.4% for the quarter and is reduced from prior quarters due to lower margins on the WSD, increased impact of manufacturing overhead, and increased warranty and scrap expenses.

     Research and Development. Research and development expenses decreased 15.4% to $798,000 in the first quarter of fiscal 1997 from $943,000 in the first quarter of fiscal 1996. The decrease in fiscal 1997 was due to decreases in salary expenses, resulting from decreased numbers of staff engineers, consulting fees, and patent legal expenses, partially offset by an increase in ELSET development expenses. Research and development expenses as a percentage of net sales were 18.9% and 17.0% in the first quarter of fiscal 1997 and 1996, respectively.

     Marketing and Sales. Marketing and sales expenses increased by 46.9% to $2.3 million in the first quarter of fiscal 1997 from $1.5 million in the first quarter of fiscal 1996. As a result of management's decisions noted above, a charge of $845,000 was incurred in the first quarter of fiscal 1997 related primarily to reserves against certain marketing and sales fixed assets. Without this charge, marketing and sales expenses would have decreased by 7.9% to $1.4 million. This decrease in fiscal 1997 was primarily due to decreases in trade show expenses, ELSET marketing expenses, demonstration equipment maintenance costs, and salary expenses related to sales and marketing personnel. This decrease was partially offset by an increase in commission expenses. Marketing and sales expenses as a percentage of net sales were 53.7% (33.7% without the charge) and 27.8% in the first quarter of fiscal 1997 and 1996, respectively.

     General and Administrative. General and administrative expenses increased by 245.2% to $996,000 in the first quarter of fiscal 1997 from $289,000 in the first quarter of fiscal 1996. A $650,000 charge primarily for streamlining operations, to reduce overhead and other costs as well as to increase the reserve for bad debt, was recorded in the first quarter of fiscal 1997. Without this charge, general and administrative expenses would have increased by 19.9% to $346,000. This increase in fiscal 1997 was primarily due to an increase in expenses related to accounting services. General and administrative expenses as a percentage of net sales were 23.6% (8.2% without the charge) and 5.2% in the first quarter of fiscal 1997 and 1996, respectively.

     Interest Income, Interest Expense and Other (Expense). Interest income decreased to $36,000 in the first quarter of fiscal 1997 from $76,000 in the first quarter of fiscal 1996. The decrease was primarily attributable to a decrease in cash and cash equivalents. Both interest expense and other expense were essentially unchanged from fiscal 1997 to fiscal 1996.

     Provision for Income Taxes. In accordance with FAS 109, the Company has recognized no tax benefit from its loss for the period ended December 28, 1996. The Company believes its existing deferred tax asset is realizable based on recoverability of taxes previously paid.

Liquidity and Capital Resources

     As of December 28, 1996, the Company had $3.9 million of cash and cash equivalents.

     Operating activities used $209,000 and $894,000 in the first quarter of fiscal 1997 and fiscal 1996, respectively. Net cash used in the first quarter of fiscal 1997 was due primarily to the net loss and a decrease in accounts payable partially offset by decreases in accounts receivable and inventory and by depreciation.

    The Company has a revolving line of credit with Comerica Bank that allows for borrowings of up to $4.0 million, subject to the level of accounts receivable. As of December 28, 1996, the Company had no borrowings outstanding. Indebtedness under the line of credit accrues interest at Comerica's base rate and is secured by substantially all of the Company's assets. The line of credit may be terminated by either party upon 30 days' notice. Borrowings under the line of credit are subject to certain financial covenants. The Company is not currently in compliance with these covenants and is in discussions with Comerica to review the terms of the facility.

     The Company believes that its existing cash and cash equivalents, will be sufficient to meet its cash requirements for at least the next twelve months. Although operating activities may provide cash in certain periods, to the extent the Company grows in the future, its operating and investing activities may use cash and, consequently, such growth may require the Company to obtain additional sources of financing. There can be no assurance that any necessary financing will be available to the Company on commercially reasonable terms, or at all.

Additional  Factors That May Affect Future  Results

     The company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Specifically, the Company wishes to alert readers that the following important factors, as well as other factors, could in the future affect, and in the past have affected, the Company's actual results and could cause the Company's results for future quarters to differ materially from those expressed in any forward looking statements made by or on behalf of the Company. In addition the Company wishes to direct readers to the more comprehensive discussion of these and other factors that may affect future results contained under the same heading in its filing on Form 10K for the period ending September 30,1996.

Uncertainty as to Development and Market Acceptance of ELSET Virtual Set. The Company's ability to achieve revenue growth and profitability in fiscal 1997 and subsequent years is presently expected to be dependent to a significant degree upon the successful development and market acceptance of its ELSET Virtual Set, the first commercial shipments of which were made in March 1996. The ELSET Virtual Set is still being further developed with respect to certain key features, including a user interface, the movement of cameras in the set, actor interaction with three-dimensional virtual objects and porting the software to new hardware platforms. There can be no assurance that the Company will be able to successfully complete these developments of the ELSET Virtual Set in a timely manner. The failure to complete the development of the ELSET Virtual Set successfully and in a timely manner would have a material adverse impact on the Company's business, financial condition and results of operations. In addition, the ELSET Virtual Set represents a new approach to studio set creation, and its commercial success will depend on the rate at which potential end users transition from the use of traditional physical sets to virtual sets and whether this transition occurs at all. A potential end user's decision to purchase an ELSET Virtual Set will depend on many factors that are difficult to predict. For example, the ELSET Virtual Set is based to a significant extent on new technology, including continuing enhancements to the Onyx. Therefore, potential end users such as broadcasters may be reluctant to purchase the ELSET Virtual Set, especially for mission-critical functions, until the ELSET Virtual Set's reliability in real time use has been demonstrated. In addition, a potential end user's decision to purchase the ELSET Virtual Set may be subject to SGI's timing of shipments of the Onyx and SGI's announcement of enhancements to the Onyx. The current U.S. list price for the ELSET Virtual Set, including the Onyx, ranges from approximately $650,000 to over $1.2 million, depending on the desired functionality. Potential end users may therefore be unwilling to incur the significant cost of converting from physical sets to the ELSET Virtual Set. Although the Company currently anticipates that broadcasters and post-production facilities will be the primary end users of virtual set systems, the Company has not conducted any formal market surveys to determine the potential market for and acceptance of the ELSET Virtual Set. The Company expects that sales of the ELSET Virtual Set will entail a longer sales cycle than with the Company's other products. Although the Company made its first commercial shipments of the ELSET Virtual Set in March 1996, there can be no assurance that a significant market for virtual set systems will develop or that the Company will be able to successfully market the ELSET Virtual Set over time. If this market development does not occur or occurs over an extended period, or if the ELSET Virtual Set does not achieve market acceptance, or the Company is forced to reduce certain or all marketing or development activities related to virtual sets, the Company's business, financial condition and results of operations will be materially and adversely affected. In addition, the Company will continue to evaluate the potential market for virtual set systems, and, as it has done over the past year for all of its products, will consider a wide variety of options for future development and marketing of the ELSET Virtual Set. Any decision that significantly increases, reduces, or eliminates the marketing or development activities related to the ELSET Virtual Set could have a material and adverse effect on the Company's business, financial condition or results of operations.

Potential Fluctuations in Operating Results. The Company incurred a net loss of approximately $916,00 in fiscal 1996. The Company also incurred a net loss of $10.8 million in fiscal 1995, primarily as a result of a charge of approximately $10.8 million for acquired in-process technology. The Company also incurred a loss of $4.5 million in the first quarter of fiscal 1997, which included charges of $4 million for valuation reserves and streamlining expenses. There can be no assurance that the Company will be profitable on a quarterly or annual basis in the future. The Company's quarterly operating results have in the past fluctuated and may fluctuate significantly in the future depending on such factors as the timing and shipment of significant orders, new product introductions and changes in pricing policies by the Company and its competitors, product and operational restructuring, the timing and market acceptance of the Company's new products and product enhancements, particularly the ELSET Virtual Set, the Company's product mix, the mix of distribution channels through which the Company's products are sold and the Company's inability to obtain sufficient supplies of sole or limited source components for its products. In response to competitive pressures or new product introductions, the Company may make certain pricing changes or other actions, such as restructuring the product lines, that could materially and adversely affect the Company's operating results. In addition, new product introductions by the Company could contribute to quarterly fluctuations in operating results as orders for new products commence and orders for existing products decline. The Company believes that its net sales generally will decrease in the second quarter of each fiscal year as compared to the prior quarter (as occurred in the second quarter of fiscal 1996) due to decreased expenditures in the post-production market during that period and delayed customer purchasing decisions in anticipation of new product introductions by the Company and others at the annual NAB convention. The Company currently anticipates that a number of factors will cause its gross margins to decline in future periods from current levels. The Company believes that the market for on-line video editors and digital video disk recorders will continue to mature and, therefore, that the gross margins the Company derives from sales of these products will decline in future periods. The Company intends to increase its sales of lower-margin on-line video editor and digital video disk recorder products in the future as it pursues the strategy of broadening its lower-priced product lines. Furthermore, as the Company expands its indirect sales channels, its gross margins will be negatively impacted because of discounts associated with sales through these channels. In addition, the Company currently anticipates that revenues from sales of the ELSET Virtual Set will positively impact the Company's net sales but negatively impact its gross margins because a significant portion of ELSET Virtual Set sales are expected to be the resale of the Onyx, which generates lower gross margins than sales of the Company's products. The Company's expense levels are based, in part, on its expectations of future revenues. In particular, the Company currently expects to incur significant expenses in connection with the development and marketing of the ELSET Virtual Set. The Company may therefore be required to incur significant expenses to support continuing development and marketing of the ELSET Virtual Set. Many of the Company's expenses are relatively fixed and cannot be changed in short periods of time. Because a substantial portion of the Company's revenue in each quarter frequently results from orders booked and shipped in the final month of that quarter, revenue levels are extremely difficult to predict. If revenue levels are below expectations, net income will be disproportionately affected because only a small portion of the Company's expenses varies with its revenue during any particular quarter. In addition, the Company typically does not have material backlog as of any particular date. As a result of the foregoing factors and potential fluctuations in operating results, the Company believes that its results of operations in any particular quarter should not be relied upon as an indicator of future performance. In addition, in some future quarter the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially and adversely affected.

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

27.1 Financial Data Schedule

                               (b) Reports on Form 8-K.

                                   None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ACCOM, INC.



                            By: /s/ ROBERT L. WILSON
                               ---------------------------
                                Robert L. Wilson
                    Executive Vice President, Chief Operating
                                  Officer and
                             Chief Financial Officer
        (Duly Authorized and Principal Financial and Accounting Officer)


                            Date: February 10, 1997