Form 10-Q
period 1997-03-29
ACCOM INC
filed 1997-05-13
CIK 949335

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Quarter Ended March 29, 1997, or

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

      Yes     X                                                No
           ------                                                 ------
         As of May 1, 1997 6,593,325 shares of the Registrant's common stock $0.001 par value, were outstanding.


                                                  ACCOM, INC.

                                 FORM 10-Q For the Quarter Ended March 29,1997

                                                     INDEX

                                                                                                             Page
                                                                                                             ----
             Facing sheet                                                                                      1

             Index                                                                                             2

Part I.      Financial Information

Item 1.      a)     Condensed consolidated balance sheets at March 29, 1997 and September 30, 1996             3

             b)     Condensed consolidated statements of operations for the three months ended
                    March 29, 1997 and March 31, 1996 and for the six months ended March 29, 1997 and          4
                    March 31, 1996

             c)     Condensed consolidated statements of cash flows for the six months ended March 29,         5
                    1997 and March 31, 1996

             d)     Notes to condensed consolidated financial statements                                       6

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations             7

Part II.     Other Information                                                                                12

             Signature                                                                                        13

             Exhibit 11.1                                                                                     14
                    Statement re computation of net loss per share

             Exhibit 27.1                                                                                     15
                    Financial Data Schedule (EDGAR version only)



                                                    PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                             ACCOM, INC.
                                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                                           (In thousands)

                                                                                             March 29,     September 30,
                                                                                               1997              1996
                                                                                             --------          --------
                                                                                            (Unaudited)         (Note)
Assets
Current assets
     Cash and cash equivalents                                                               $  4,483          $  4,221
     Accounts receivable, net                                                                   3,337             4,714
     Inventories                                                                                1,651             5,447
     Deferred tax assets                                                                          695               695
     Prepaid expenses and other current assets                                                    338               377
                                                                                             --------          --------

Total current assets                                                                           10,504            15,454

Property and equipment, net                                                                       762             1,683
Other assets                                                                                      149               142
                                                                                             --------          --------
                                                                                             $ 11,415          $ 17,279
                                                                                             ========          ========

Liabilities and Stockholders' Equity
Current Liabilities:
     Notes payable                                                                           $     53          $     58
     Accounts payable                                                                           1,077             2,242
     Accrued liabilities                                                                        1,825             1,455
     Deferred revenue                                                                             183               528
                                                                                             --------          --------
Total Current Liabilities                                                                       3,138             4,283

Note payable - noncurrent                                                                        --                  24
Deferred tax liabilities                                                                           20                20

Commitments
Stockholders' Equity:
     Preferred stock, $0.001 par value; 2,000,000 shares authorized;                             --                --
         no shares issued and outstanding
     Common stock, $0.001 par value; 20,233,497 shares authorized;
         6,586,158 and 6,493,734 shares issued and outstanding on March 29, 1997                    7                 7
         and September 30, 1996, respectively
     Additional paid-in capital                                                                21,377            21,317
     Retained earnings (accumulated deficit)                                                  (13,127)           (8,372)
                                                                                             --------          --------
Total Stockholders' Equity                                                                      8,257            12,952
                                                                                             --------          --------
                                                                                             $ 11,415          $ 17,279
                                                                                             ========          ========

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


                                                   ACCOM, INC.
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (In thousands, except per share data)
                                                   Unaudited

                                                        Three months ended                 Six months ended
                                                      March 29      March 31,          March 29,      March 31,
                                                        1997           1996               1997            1996
                                                      --------      ---------          ---------      ---------
Net sales                                              $4,234         $5,191             $8,450         $10,734

Cost of sales                                           2,193          2,453              6,869           5,064
                                               ------------------------------------------------------------------
Gross margin                                            2,041          2,738              1,581           5,670

Operating expenses:
     Research and development                             839          1,072              1,637           2,015
     Marketing and sales                                1,175          1,623              3,441           3,165
     General and administrative                           334            382              1,330             671
                                               ------------------------------------------------------------------

Total operating expenses                                2,348          3,077              6,408           5,851
                                               ------------------------------------------------------------------

Operating loss                                           (307)          (339)            (4,827)           (181)

Interest income                                            38             59                 74             135

Interest expense                                           (2)            (3)                (4)             (6)

Other expense                                              13             (6)                 2             (19)
                                               ------------------------------------------------------------------
Loss before income taxes                                 (258)          (289)            (4,755)            (71)

Provision for income taxes                                 --           (102)                               (25)
                                               ------------------------------------------------------------------
Net loss                                                $(258)         $(187)           ($4,755)           ($46)
                                               ==================================================================

Net loss per share                                     $(0.04)        $(0.03)            ($0.72)         ($0.01)

Shares used in computation of net loss  per             6,579          6,419              6,570           6,412
share


                      See notes to condensed consolidated financial statements.

                                                          -4-


                                                       ACCOM, INC.
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (In thousands)
                                                        Unaudited
                                                                                                 Six months ended
                                                                                          -----------------------------
                                                                                          March 29,           March 31,
                                                                                            1997                 1996
                                                                                          --------            --------
Cash flows from operating activities:
Net loss                                                                                  $ (4,755)           $    (46)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
         Depreciation                                                                          330                 354
             Change in valuation reserve for fixed assets                                    2,433                  --
         Changes in operating assets and liabilities
                  Accounts receivable                                                        1,127              (1,015)
                  Inventories                                                                1,295                (409)
                  Write-off of inventories reserved in Q1 1997                                 772                  --
                  Prepaid expenses and other current assets                                     40                 (31)
                  Note payable                                                                  (5)
                  Accounts payable                                                          (1,164)                515
                  Accrued compensation                                                          92                  (2)
                  Other accrued liabilities                                                   (175)               (504)
                  Accrual for streamlining operations in Q1 1997                                39                  --
                  Income taxes payable                                                          --                 (25)
                  Customer deposits                                                            (42)                  7
                  Deferred revenue                                                            (345)                (96)
                                                                                          --------            --------
Net cash used in operating activities                                                         (358)             (1,252)
                                                                                          --------            --------

Cash flows from investing activities:
Expenditures for property and equipment                                                       (161)               (339)
Write-off of property and equipment reserved in Q1 1997                                        751
Purchase of short-term investments                                                            --               (27,853)
Sale of short-term investments                                                                --                22,745
Increase (decrease) in other assets                                                             (6)                (88)
                                                                                          --------            --------
Net cash used in investing activities                                                          584              (5,535)
                                                                                          --------            --------

Cash flows from financing activities:
Repayments on notes payable                                                                    (24)                (30)
Issuance of common stock                                                                        61                 104
Payment of accrued initial public offering costs                                              --                  (821)
                                                                                          --------            --------
Net cash provided by (used in) financing activities                                             36                (747)
                                                                                          --------            --------

                                                                                          --------            --------
Net increase (decrease) in cash and cash equivalents                                           262              (7,534)
Cash and cash equivalents at beginning of period                                             4,221               8,769
                                                                                          --------            --------
Cash and cash equivalents at end of period                                                $  4,483            $  1,235
                                                                                          ========            ========

Supplemental disclosure of cash flow information
Interest paid                                                                             $      1            $      6
                                                                                          ========            ========

Income taxes paid                                                                         $   --              $      1
                                                                                          ========            ========

Supplemental disclosure of noncash investing and financing activities
Accrued acquisition costs                                                                 $      2            $     66
                                                                                          ========            ========

                                                 See accompanying notes.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    Unaudited

Note 1.  Summary of Significant Accounting Policies

Basis of Preparation

         The condensed consolidated balance sheet as of March 29, 1997, and the condensed consolidated statements of income and cash flows for the three and six-month periods ended March 29, 1997, and March 31, 1996 have been prepared by the Company, and have not been audited. In the opinion of management, all adjustments (consisting of normal accruals) necessary to present fairly the financial position, results of operations, and cash flows at March 29, 1997, and for all periods presented, have been made. The financial data should be reviewed in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996. The results of operations for the three month period ended March 29, 1997, are not necessarily indicative of the operating results for the full 1997 fiscal year.

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


Note 3.  Inventories

         Inventories consist of the following (In thousands):

                                        March 29,             September 30,
                                           1997                    1996
                                 ----------------------- -----------------------
Purchased parts and materials            $  202                  $ 1,105
Work-in-progress                            536                    1,842
Finished goods                              241                      440
Demonstration inventory                     672                    2,060
                                 ----------------------- -----------------------
                                         $1,651                  $ 5,447

Note 4.  Earnings Per Share

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute loss per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of common stock equivalents will be excluded. As a result of the antidilutive effect of common stock equivalent shares, the impact on the calculation of primary and fully diluted earnings per share is not expected to be material.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in Part I--Item 1 of this Quarterly Report. Except for that disclosure that reports the Company's historical results, the statements set forth in this section are forward looking statements. Actual results could differ materially from those projected in the forward looking statements due to a number of factors, including uncertainty as to development and market acceptance of the Company's ELSET Virtual Set product and other products; dependence on Silicon Graphics, Inc.; rapid technological change in the Company's industry; and the need for new product development. Additional information concerning these and other factors that could cause actual results to differ materially from those in the forward looking statements is contained under the heading "Other Factors That May Affect Future Results" commencing on page 16 of the Company's Annual Report on Form 10-K for the Fiscal Year Ended September 30, 1996.

Overview
         Accom designs, manufactures, markets and supports digital video systems for the high-end production, post-production and broadcast markets. The Company was incorporated in December 1987 and began shipments of its digital signal processing products in fiscal 1989. In November 1991, the Company merged with Axial Systems Corporation ("Axial"), a developer of digital on-line editing systems. The first shipments of the Company's Axial(R) 2020 Visual On-Line Editing System ("Axial 2020") and RTD 4224 digital video disk recorder (the "RTD") occurred in fiscal 1992. The first shipments of the Company's
Brontostore(TM) news graphics and clip server (the "Brontostore", renamed "Axess" in April 1996) and the Company's lower cost Axial 2010 On-Line Editing System ("Axial 2010") and WSD(R) Work Station Disk Recorder (the "WSD") occurred in fiscal 1994. In January 1995, the Company began shipping the WSD(R)/XL Work Station Disk Recorder ("WSD/XL") and in June 1996 began shipping the WSD(R)/XLS. In September 1996 the Company began shipping the WSD(R)/Xtreme, a replacement for the WSD(R)/XLS which has eight minutes of uncompressed digital video storage.
         In September 1995, the Company increased its ownership interest in ELSET Electronic-Set GmbH, a German limited liability company ("ELSET GmbH"), to 100% for approximately $7.6 million in cash, funded with a portion of the proceeds of the Company's initial public offering (the "ELSET Acquisition"). At the April 1995 National Association of Broadcasters ("NAB") convention, the Company introduced a prototype of the ELSET(TM) virtual set system (the "ELSET Virtual Set"), which operates on a Silicon Graphics, Inc. ("SGI") Onyx(TM) Reality Engine2 or OnyxTM Infinite Reality workstation (an "Onyx"). The Company shipped its first ELSET Virtual Set in the second quarter of fiscal 1996.
         The Company's gross margin has historically fluctuated from quarter to quarter and declined on an annual basis. As the Company begins to resell the Onyx as part of the ELSET Virtual Set, gross margins may decline. In the future, gross margins will be dependent on the mix of higher and lower-priced products and the percentage of sales made through direct and indirect distribution channels.
            The Company's revenues are currently derived primarily from product sales. The Company generally recognizes revenue upon product shipment. If significant obligations exist at the time of shipment, revenue recognition is deferred until obligations are met. Beginning in the second quarter of fiscal 1996 the Company's revenues included revenues from licensing of ELSET software. In connection with sales of the ELSET Virtual Set, revenues in the future may also include revenues from the resale of the Onyx and revenues from maintenance and other services. Software development costs are recorded in accordance with Statement of Financial Accounting Standards No. 86. To date, the Company has expensed all of its software development costs.
         In the first quarter of fiscal 1997, the Company took a charge of $3,995,000 to reserve for a reduction in value of certain inventory items, accounts receivable and certain fixed assets as well as to accrue for expenses to be incurred in streamlining operations. The charge was taken to reflect changes in the support of existing products as well as future product development.

Results of Operations
Quarters ended March 29, 1997 and March 31, 1996

         Net Sales. The Company's net sales decreased by 18.4% to $4.23 million in the second quarter of fiscal 1997 from $5.19 million in the second quarter of fiscal 1996. The decrease in fiscal 1997 was primarily due to decreased shipments of products sold into the post-production market. Shipments into the post-production market decreased by $984,000. The decrease was partially offset by slight increases in the shipment of other products. International sales represented approximately 48.1% and 40.4% of the Company's sales during the second quarter of fiscal 1997 and 1996, respectively. The increase in the percentage of international sales resulted from a significant decrease in domestic sales.

         Cost of Sales. Gross margin was 48.2% and 52.7% in the second quarter of fiscal 1997 and 1996, respectively. Gross margin decreased in the second quarter of fiscal 1997 as a result of increased costs of manufacturing certain disk based products as well as lower average selling price on certain older products.

         Research and Development. Research and development expenses decreased by 21.7% to $839,000 in the second quarter of fiscal 1997 from $1.07 million in the second quarter of fiscal 1996. The decrease in fiscal 1997 was due to decreases in salaries and related overhead expenses, consultant expenses, recruiting expenses, and expenses relating to certifying equipment for regulatory compliance. Research and development expenses as a percentage of net sales were 19.8% and 20.7% in the second quarter of fiscal 1997 and 1996, respectively.

         Marketing and Sales. Marketing and sales expenses decreased by 27.6% to $1.18 million in the second quarter of fiscal 1997 from $1.62 million in the second quarter of fiscal 1996. The decrease in fiscal 1997 was primarily due to decreases in salaries and related overhead expenses, depreciation, trade show and promotional expenses, the closing of one field sales office and a reduction in staffing in another sales office. Marketing and sales expenses as a percentage of net sales were 27.8% and 31.3% in the second quarter of fiscal 1997 and 1996, respectively.

         General and Administrative. General and administrative expenses decreased by 12.5% to $334,000 in the second quarter of fiscal 1997 from $382,000 in the second quarter of fiscal 1996. The decrease in fiscal 1997 was primarily due to decreases in salaries and payroll taxes and the provision for bad debt. The decrease was partially offset by increases in legal and accounting fees. General and administrative expenses as a percentage of net sales were 7.9% and 7.4% in the second quarter of fiscal 1997 and 1996, respectively.

        Interest Income, Interest Expense, and Other (Expense). Interest income decreased to $38,000 in the second quarter of fiscal 1997 from $59,000 in the second quarter of fiscal 1996. The decrease was primarily due to a decrease in cash and cash equivalents. Interest expense was essentially unchanged from fiscal 1997 to fiscal 1996.

         Provision for Income Taxes. In accordance with FAS 109, the Company has recognized no tax benefit from its loss for the period ended March 29, 1997. The Company believes its existing deferred tax asset is realizable based on recoverability of taxes previously paid. The Company's effective tax rate for fiscal year 1996 was 35%, which was less than the applicable statutory rate primarily due to benefits derived from the Company's foreign sales subsidiary.

         Net Loss. The net loss increased to $258,000 in the second quarter of fiscal 1997 on reduced sales and reduced spending from $187,000 in the second quarter of fiscal 1996. The increase in the net loss was primarily due to the absence of the income tax benefit that was present in the second quarter of fiscal 1996. The net loss as a percentage of net sales was 6.1% and 3.6% in the second quarters of fiscal 1997 and 1996, respectively.

Six Months ended March 29, 1997 and March 31, 1996

         Net Sales. The Company's net sales decreased by 21.3% to $8.45 million in the six months ended March 29, 1997 from $10.73 million for the same period in fiscal 1996. The decrease in fiscal 1997 was primarily due to decreases in shipments into the post-production and production markets. Shipments into the post-production market decreased by $1.8 million; shipments into the production market decreased by $718,000. International sales represented approximately 46.9% and 43.5% of the Company's sales during the first six months of fiscal 1997 and 1996, respectively. The increase in the percentage of international sales in the first six months of fiscal 1997 was primarily due to a decrease in domestic sales.

         Cost of Sales. Gross margin was 18.7% and 52.8% in the first six months of fiscal 1997 and 1996, respectively. During January 1997, the Company developed plans with respect to future development, support and introduction of certain products. As a result of these plans, reserves were provided for inventory, accounts receivable and property and equipment. As part of these reserves, inventory reserves totaling $2.5 million were included in the cost of sales for the first quarter of fiscal 1997. Without this charge, gross margin would have been 48.3% for the first six months of fiscal 1997; the decrease from the first six months of fiscal 1996 was due to increased costs of manufacturing certain disk based products and a lower average selling price on certain older products..

         Research and Development. Research and development expenses decreased by 18.7% to $1.64 million in the first six months of fiscal 1997 from $2.0 million in the first six months of fiscal 1996. The decrease in fiscal 1997 was primarily due to decreases in salaries and related overhead expenses, patent legal fees, and consultant fees. Research and development expenses as a percentage of net sales were 19.4% and 18.8% in the first six months of fiscal 1997 and 1996, respectively.

         Marketing and Sales. Marketing and sales expenses increased by 8.72% to $3.44 million in the first six months of fiscal 1997 from $3.17 million in the first six months of fiscal 1996. As a result of the Company's decisions noted above, a charge of $845,000 was incurred in the first quarter of fiscal 1997 related primarily to reserves against certain marketing and sales fixed assets. Without this charge, marketing and sales expenses would have decreased by 18% to $2.6 million. The decrease in fiscal 1997 was due primarily to decreases in salaries and related overhead expenses, trade show and promotional expenses, expenses related to refurbishment of demonstration equipment, and depreciation expense. Marketing and sales expenses as a percentage of net sales were 40.7% (30.7% without the charge) and 29.5% in the second quarter of fiscal 1997 and 1996, respectively.

         General and Administrative. General and administrative expenses increased by $660,000 to $1.33 million in the first six months of fiscal 1997 from $670,000 in the first six months of fiscal 1996. A $650,000 charge primarily for streamlining operations, to reduce overhead and other costs as well as to increase the reserve for bad debt, was recorded in the first quarter of fiscal 1997. Without this charge, general and administrative expenses would have increased by 1.47% to $680,000. The increase in fiscal 1997 was primarily due to an increase in legal, accounting, and investor-related expenses. The increase was partially offset by decreases in salaries and payroll taxes and license fees. General and administrative expenses as a percentage of net sales were 15.7% (8.1% without the charge) and 6.3% in the second quarter of fiscal 1997 and 1996, respectively.

         Interest Income, Interest Expense and Other (Expense). Interest income decreased to $74,000 in the first six months of fiscal 1997 from $135,000 in the first six months of fiscal 1996. The decrease was primarily due to a decrease in cash and cash equivalents. Interest expense decreased slightly to $4,000 in the first six months of fiscal 1997 from $6,000 in the first six months of fiscal 1996. The decrease was due to a decrease in debt.

         Provision for Income Taxes. In accordance with FAS 109, the Company has recognized no tax benefit from its loss for the period ended March 29, 1997. The Company believes its existing deferred tax asset is realizable based on recoverability of taxes previously paid. The Company's effective tax rate for fiscal year 1996 was 35%, which was less than the applicable statutory rate primarily due to benefits derived from the Company's foreign sales subsidiary.

         Net Loss. The net loss increased to $4.75 million in the first six months of fiscal 1997 on reduced sales and reduced spending from $46,000 in the first six months of fiscal 1996. As a result of the Company's decisions noted above, charges were incurred and reserves were provided totaling $4.0 million in the first quarter of fiscal 1997. These charges and reserves related to streamlining operations, reducing overhead, and setting up reserves for inventory, accounts receivable, and fixed assets. Without these charges and reserves, the net loss in the first six months of fiscal 1997 would have been $760,000. The increase in the net loss was primarily due to a decrease in net sales ($2.28 million), lower gross margins, and a decrease in interest income ($61,000) partially offset by a decrease in operating expenses ($938,000). The net loss as a percentage of net sales was (56.3%), (9.0% without the charges), and (0.4%) in the first six months of fiscal 1997 and 1996, respectively.


Liquidity and Capital Resources

     As of March 29, 1997 the Company had $4.5 million of cash and cash equivalents.

     Operating activities used $358,000 in the first six months of fiscal 1997 and used $1,252,000 in the first six months of fiscal 1996. Net cash used in the first six months of fiscal 1997 was due primarily to the net loss and to decreases in accounts payable partially offset by decreases in inventory and accounts receivable.

     The Company has a revolving line of credit with Comerica Bank that allows for borrowings of up to $4.0 million, subject to the level of accounts receivable. As of March 29, 1997, the Company had no borrowings outstanding. Indebtedness under the line of credit accrues interest at Comerica's base rate and is secured by substantially all of the Company's assets. The line of credit may be terminated by either party upon 30 days' notice. Borrowings under the line of credit are subject to certain financial covenants. The Company is not currently in compliance with these covenants and is in discussions with Comerica to review the terms of the facility.

     The Company believes that its existing cash, cash equivalents, will be sufficient to meet its cash requirements for at least the next twelve months. Although operating activities may provide cash in certain periods, to the extent the Company grows in the future, its operating and investing activities may use cash and, consequently, such growth may require the Company to obtain additional sources of financing. There can be no assurance that any necessary financing will be available to the Company on commercially reasonable terms, or at all.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
Not Applicable

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings
None.
Item 2. Changes in Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders

         On  February  18,  1997,   the  Company  held  its  annual  meeting  of
stockholders. At such meeting, the Company's stockholders approved the following items by the following votes:

     1.   The Election of the following directors of the Company:

                 Nominee                      For                   Withheld
                 -------                      ---                   --------

            Junaid Sheikh                   5,856,291                6,203
            Robert L. Wilson                5,856,491                6,003
            Lionel M. Allan                 5,856,491                6,003
            Gary W. Kalbach                 5,856,491                6,003

     2. The ratification of the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending September 30, 1997.

          For    5,858,491         Against     4,000        Abstain      2,003


        Note: Subsequent to the annual meeting, Gary W. Kalbach resigned from the board of directors. To replace Mr. Kalbach as a director, on March 14, 1997, the Company appointed Thomas E. Fanella to the Board of Directors. Mr. Fanella is the President of KTEH Public Television Channel 54 in San Jose, California.

Item 5. Other Information
None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

11.1 Computation of net loss per share

27.1 Financial Data Schedule (EDGAR version only)

(b) Reports on Form 8-K.
None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCOM, INC.



By: /s/ Junaid Sheikh
    ---------------------------------------
Chief Executive Officer
Principal Financial Officer

By: /s/ James Cunniffe
    ---------------------------------------
Principal Accounting Officer

Date:    May 12, 1997