Form 10-Q
period 1997-06-28
ACCOM INC
filed 1997-08-08
CIK 949335

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                 For the Fiscal Quarter Ended June 28, 1997, or

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

               Registrant's telephone number, including area code:
                                 (650) 328-3818

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

         Yes    X                                                    No
              -----                                                      ------

         As of July 31, 1997, 6,622,965 shares of the Registrant's common stock, which have a $0.001 per share par value, were outstanding.

                                   ACCOM, INC.

                  FORM 10-Q For the Quarter Ended June 28,1997

                                      INDEX

                                                                            Page

         Facing sheet                                                          1

         Index                                                                 2

Part I.  Financial Information

Item 1.  a) Condensed  consolidated  balance  sheets at June 28, 1997 and
         September 30, 1996                                                    3

         b) Condensed  consolidated  statements of operations for the three
         and nine months ended June 28, 1997 and June 30, 1996                 4


         c) Condensed  consolidated  statements  of cash flows for the nine
         months  ended  June  28, 1997  and  June  30, 1996                    5

         d) Notes to condensed consolidated financial statements               6

Item 2.  Management's  Discussion  and Analysis of Financial  Condition and
         Results of Operations                                                 8

Part II. Other Information                                                    13

         Signature                                                            14

         Exhibit 11.1 - Statement re  computation  of net income (loss) per   15
         share

         Exhibit 27.1 - Financial Data Schedule                               16

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                   ACCOM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                                          June 28,      September 30,
                                                                                            1997             1996
                                                                                      --------------- -----------------
                                                                                         (Unaudited)     (Note A)
Assets
Current assets
     Cash and cash equivalents                                                           $   5,667      $   4,221
     Accounts receivable, net                                                                3,198          4,714
     Inventories                                                                             1,235          5,447
     Deferred tax assets                                                                       695            695
     Prepaid expenses and other current assets                                                 212            377
                                                                                        ------------- --------------

Total current assets                                                                        11,007         15,454

Property and equipment, net                                                                    803          1,683
Other assets                                                                                   149            142
                                                                                        ------------- --------------
                                                                                           $11,959        $17,279
                                                                                        ============= ==============

Liabilities and Stockholders' Equity
Current Liabilities:
     Notes payable                                                                        $     39       $     58
     Accounts payable                                                                        1,193          2,242
     Accrued liabilities                                                                     2,076          1,455
     Deferred revenue                                                                          287            528
                                                                                        ------------- --------------
Total Current Liabilities                                                                    3,595          4,283

Note payable - noncurrent                                                                     --               24
Deferred tax liabilities                                                                        20             20
                                                                                        ------------- --------------
Total liabilities                                                                            3,615          4,327
                                                                                        ------------- --------------

Stockholders' Equity:
     Preferred stock, $0.001 par value; 2,000,000 shares authorized;
         no shares issued and outstanding                                                     --             --
     Common stock, $0.001 par value; 20,233,497 shares authorized;
         6,591,774 and 6,493,734 shares issued and outstanding on
         June 28, 1997 and September 30, 1996, respectively                                      7              7
     Additional paid-in capital                                                             21,387         21,317
     Accumulated deficit                                                                   (13,050)        (8,372)
                                                                                        ------------- --------------
Total Stockholders' Equity                                                                   8,344         12,952
                                                                                        ------------- --------------

                                                                                           $11,959        $17,279
                                                                                        ============= ==============

Note A: The balance sheet at September 30, 1996 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                      -3-


                                                    ACCOM, INC.
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (In thousands, except per share data)
                                                    (Unaudited)

                                                             Three months ended                         Nine months ended
                                                             ------------------                         -----------------
                                                          June 28,           June 30,               June 28,          June 30
                                                            1997               1996                   1997              1996
                                                   ---------------------------------------------------------------------------
Net sales                                                  $4,466            $4,824                  $12,916         $15,557

Cost of sales                                               2,027             2,334                    8,896           7,398
                                                   ---------------------------------------------------------------------------

Gross margin                                                2,439             2,490                    4,020           8,159
                                                   ---------------------------------------------------------------------------

Operating expenses:
     Research and development                                 893             1,065                    2,530           3,080
     Marketing and sales                                    1,220             2,436                    4,662           5,601
     General and administrative                               292               382                    1,622           1,052
                                                   ---------------------------------------------------------------------------

Total operating expenses                                    2,405             3,883                    8,814           9,733
                                                   ---------------------------------------------------------------------------

Operating income (loss)                                        34            (1,393)                  (4,794)         (1,574)

Interest income                                                47                59                      121             194

Interest expense                                               (1)               (3)                      (5)             (8)

Other expense                                                  (3)              (10)                       --            (29)
                                                   ---------------------------------------------------------------------------

Income (loss) before income taxes                              77            (1,347)                  (4,678)         (1,417)

Provision for income taxes                                     --              (471)                       --           (496)
                                                   ---------------------------------------------------------------------------

Net income (loss)                                             $77             $(876)                 ($4,678)          ($921)
                                                   ===========================================================================

Net income (loss) per share                                 $0.01            $(0.14)                  ($0.71)         ($0.14)
                                                   ==================================       ==================================

Shares used in computation of net income (loss)
per share                                                   6,865             6,453                    6,577           6,431
                                                   ==================================       ==================================


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                    ACCOM, INC.
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (In thousands)
                                                    (Unaudited)

                                                                                       Nine months ended
                                                                                       -----------------
                                                                                     June 28,          June 30,
                                                                                       1997              1996
                                                                                ------------------ -----------------

Cash flows from operating activities:
Net loss                                                                          $      (4,678)       $      (921)
Adjustments to reconcile net loss  to net cash provided by (used in)
operating activities:
     Depreciation                                                                           439                554
     Establishment of reserves against accounts receivable, inventories, and property and equipment, and accruals for streamlining
         operations in January 1997                                                       3,995                 --
     Changes in operating assets and liabilities:
         Accounts receivable                                                              1,266             (1,922)
         Inventories                                                                      1,712               (697)
         Prepaid expenses and other current assets                                          165               (774)
         Accounts payable                                                                (1,049)               775
         Accrued liabilities                                                                126               (387)
         Deferred revenues                                                                 (241)               466
                                                                                ------------------ ------------------
              Net cash provided by (used in) operating activities                         1,735             (2,906)
                                                                                ------------------ ------------------

Cash flows from investing activities:
Expenditures for property and equipment                                                    (311)              (504)
Purchase of short-term investments                                                           --            (33,553)
Sale of short-term investments                                                               --             30,549
Decrease in other assets                                                                     (6)               (88)
                                                                                ------------------ ------------------
              Net cash used in investing activities                                        (317)            (3,596)
                                                                                ------------------ ------------------

Cash flows from financing activities:
Repayments on notes payable                                                                 (43)               (44)
Issuance of common stock                                                                     71                111
Payment of accrued initial public offering costs                                             --               (819)
                                                                                ------------------ ------------------
              Net cash provided by (used in) financing activities                            28               (752)
                                                                                ------------------ ------------------

Net increase (decrease) in cash and cash equivalents                                      1,446             (7,254)
Cash and cash equivalents at beginning of period                                          4,221              8,768
                                                                                ------------------ ------------------
Cash and cash equivalents at end of period                                            $   5,667        $     1,514
                                                                                ================== ==================


Supplemental disclosure of cash flow information:
Interest paid                                                                     $          5       $           8
                                                                                ================== ==================

Income taxes paid                                                                 $          2         $         1
                                                                                ================== ==================


Supplemental disclosure of noncash investing and financing activities:
Reduction in accrued acquisition costs                                            $         45       $          91
                                                                                ================== ==================

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                      -5-

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  Summary of Significant Accounting Policies

Basis of Preparation

         The condensed consolidated balance sheet as of June 28, 1997, and the condensed consolidated statements of operations and cash flows for the three and nine month periods ended June 28, 1997 and June 30, 1996 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations, and cash flows at June 28, 1997, and for all periods presented, have been made.

         The financial data should be reviewed in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

         The results of operations for the three and nine month periods ended June 28, 1997 are not necessarily indicative of the operating results for the full 1997 fiscal year.

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




Note 3.  Inventories

         Inventories consist of the following (In thousands):

                                        June 28,               September 30,
                                          1997                     1996
                                  ----------------------------------------------
Purchased parts and materials            $ 142                   $ 1,105
Work-in-progress                           471                     1,842
Finished goods                             226                       440
Demonstration inventory                    396                     2,060
                                  ----------------------------------------------
                                        $ 1,235                  $ 5,447
                                  ==============================================

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 4.  Bank Information

         The Company has a revolving line of credit with Comerica Bank that allows for borrowings of up to $4.0 million, subject to the level of accounts receivable. As of June 28 1997, the Company had no borrowings outstanding. Indebtedness under the line of credit accrues interest at Comerica's base rate and is secured by substantially all of the Company's assets. The line of credit may be terminated by either party upon 30 days' notice. Borrowings under the line of credit are subject to certain financial covenants. Although the Company was not in compliance with some of these covenants as of June 28, 1997, Comerica has waived non-compliance. As a result, the Company is able to borrow against the line of credit.

Note 5.  Earnings Per Share

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute net income (loss) per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of common stock equivalents will be excluded. As a result of the antidilutive effect of common stock equivalent shares, the impact on the calculation of primary and fully diluted earnings per share is not expected to be material.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in Part I--Item 1 of this Quarterly Report. Except for that disclosure that reports the Company's historical results, the statements set forth in this section are forward looking statements. Actual results could differ materially from those projected in the forward looking statements due to a number of factors, including uncertainty as to development and market acceptance of the Company's ELSET Virtual Set product and other products; dependence on Silicon Graphics, Inc.; rapid technological change in the Company's industry; and the need for new product development. Additional information concerning these and other factors that could cause actual results to differ materially from those in the forward looking statements is contained under the heading "Other Factors That May Affect Future Results," commencing on page 16 of the Company's Annual Report on Form 10-K for the Fiscal Year Ended September 30, 1996.

Overview Accom designs, manufactures, markets and supports digital video systems for the high-end production, post-production and broadcast markets. The Company was incorporated in December 1987 and began shipments of its digital signal processing products in fiscal 1989. In November 1991, the Company merged with Axial Systems Corporation ("Axial"), a developer of digital on-line editing systems. The first shipments of the Company's Axial(R) 2020 Visual On-Line Editing System ("Axial 2020") and RTD 4224 digital video disk recorder (the "RTD") occurred in fiscal 1992. The first shipments of the Company's
Brontostore(TM)  news  graphics  and clip  server  (the  "Brontostore",  renamed
"Axess(TM)" in April 1996) and the Company's lower cost Axial 2010 On-Line Editing System ("Axial 2010") and WSD(R) Work Station Disk Recorder (the "WSD") occurred in fiscal 1994. In January 1995, the Company began shipping the WSD(R)/XL Work Station Disk Recorder ("WSD/XL") and in June 1996 began shipping the WSD(R)/XLS. In September of 1996 the Company began shipping the WSD(R)/Xtreme, a replacement for the WSD(R)/XLS which has eight minutes of uncompressed digital video storage.

         In September 1995, the Company increased its ownership interest in ELSET Electronic-Set GmbH, a German limited liability company ("ELSET GmbH"), to 100% for approximately $7.6 million in cash, funded with a portion of the proceeds of the Company's initial public offering (the "ELSET Acquisition"). At the April 1995 National Association of Broadcasters ("NAB") convention, the Company introduced a prototype of the ELSET(TM) virtual set system (the "ELSET Virtual Set"), which operates on a Silicon Graphics, Inc. ("SGI") Onyx(TM) Reality Engine2 or Onyx(TM) Infinite Reality workstation (an "Onyx"). The Company shipped its first ELSET Virtual Set in the second quarter of fiscal 1996.

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


Results of Operations

Quarters ended June 28, 1997 and June 30, 1996

         Net Sales. The Company's net sales decreased by 7.4% to $4.47 million in the third quarter of fiscal 1997 from $4.82 million in the third quarter of fiscal 1996. The decrease in fiscal 1997 was primarily due to decreased shipments of products sold into the post-production market. Shipments into the post-production market decreased from 61.2% of total sales in the third quarter of fiscal 1996 to 24.4% of total sales for the third quarter of fiscal 1997. The decrease was partially offset by increases in the shipments of the WSD and Axess products. International sales represented approximately 37.2% and 36.9% of the Company's sales during the third quarter of fiscal 1997 and 1996, respectively.

         Cost of Sales. Gross margins were 54.6% and 51.6% in the third quarter of fiscal 1997 and 1996, respectively. Gross margin increased in the third quarter of fiscal 1997 primarily as a result of increased sales of ELSET software partially offset by increased costs of manufacturing certain disk-based products as well as lower average selling prices on certain older products.

         Research and Development. Research and development expenses decreased by 16.1% to $893,000 in the third quarter of fiscal 1997 from $1.07 million in the third quarter of fiscal 1996. The decrease in fiscal 1997 was due to decreases in headcount and related overhead expenses. Research and development expenses as a percentage of net sales were 20.0% and 22.1% in the third quarter of fiscal 1997 and 1996, respectively.

         Marketing and Sales. Marketing and sales expenses decreased by 49.9% to $1.22 million in the third quarter of fiscal 1997 from $2.44 million in the third quarter of fiscal 1996. The decrease in fiscal 1997 was due primarily to decreases in headcount, sales commissions, and trade show and promotional expenses. In addition, in the third quarter of fiscal 1996, a charge of $594,000 was incurred in writing down demonstration inventory used for marketing purposes and in reducing headcount as part of a plan to refocus and streamline operations. Marketing and sales expenses as a percentage of net sales were 27.3% and 50.5% in the third quarter of fiscal 1997 and 1996, respectively.

         General and Administrative. General and administrative expenses decreased by 23.5% to $292,000 in the third quarter of fiscal 1997 from $382,000 in the third quarter of fiscal 1996. The decrease in fiscal 1997 was primarily due to decreases in headcount, payroll taxes, and related overhead expenses. General and administrative expenses as a percentage of net sales were 6.5% and 7.9% in the third quarter of fiscal 1997 and 1996, respectively.

         Interest Income, Interest Expense, and Other (Expense). Interest income decreased to $47,000 in the third quarter of fiscal 1997 from $59,000 in the third quarter of fiscal 1996. The decrease was primarily due to a decrease in short-term investments. Interest expense decreased to $1,000 in third quarter of fiscal 1997 from $3,000 in the third quarter of fiscal 1996. The decrease was primarily due to a decrease in debt.

         Provision for Income Taxes. In accordance with FAS 109, the Company has provided no income tax on its profit for the three months ended June 28, 1997, since the Company has recognized no tax benefit for the cumulative loss for the nine months ended June 28, 1997. The Company believes its existing deferred tax asset is realizable based on recoverability of taxes previously paid. The Company's effective tax rate for fiscal year 1996 was 35%, which was less than the applicable statutory rate primarily due to benefits derived from the Company's foreign sales subsidiary.

         Net Income. Net income in the third quarter of fiscal 1997 was $77,000, an increase from the net loss of $876,000 in the third quarter of fiscal 1996. There was a charge of $594,000 in 1996 for writing down demonstration inventory and reducing staff. Without this charge, the net loss in the third quarter of fiscal 1996 would have been $282,000. The increase in net income is primarily due to a decrease in operating expenses. Net income as a percentage of net sales was 1.7% in the third quarter of fiscal 1997 while the net loss as a percentage of sales in the third quarter of fiscal 1996 was 18.1%

Nine Months ended June 28, 1997 and June 30, 1996

         Net Sales. The Company's net sales decreased by 17.0% to $12.92 million in the nine months ended June 28, 1997 from $15.56 million for the same period in fiscal 1996. The decrease in fiscal 1997 was primarily due to decreases in shipments into the post-production markets partially offset by an increase in shipments of Axess. Shipments into the post-production market decreased from 58.4% of total sales for the first nine months of fiscal 1996 to 42.0% of total sales for the first nine months of fiscal 1997. Shipments of Axess increased from 4.1% to 11.3% of total sales for the first nine months of fiscal 1996 and 1997, respectively. International sales represented approximately 43.5% and 41.5% of the Company's sales during the first nine months of fiscal 1997 and 1996, respectively. The increase in the percentage of international sales in the first nine months of fiscal 1997 was primarily due to a decrease in domestic sales volume.

         Cost of Sales. Gross margin was 31.1% and 52.4% in the first nine months of fiscal 1997 and 1996, respectively. During January 1997, the Company developed plans with respect to future development, support and introduction of certain products. As a result of these plans, reserves were provided for inventory, accounts receivable and property and equipment. As part of these reserves, inventory reserves totaling $2.5 million were included in the cost of sales for the first quarter of fiscal 1997. Without this charge, gross margin would have been 50.5% for the first nine months of fiscal 1997. The decrease from the first nine months of fiscal 1996, without this charge, was due to increased costs of manufacturing certain disk-based products and lower average selling prices on certain older products.

         Research and Development. Research and development expenses decreased by 17.8% to $2.53 million in the first nine months of fiscal 1997 from $3.08 million in the first nine months of fiscal 1996. The decrease in fiscal 1997 was primarily due to decreases in headcount and related overhead expenses. Research and development expenses as a percentage of net sales were 19.6% and 19.8% in the first nine months of fiscal 1997 and 1996, respectively.

         Marketing and Sales. Marketing and sales expenses decreased by 16.8% to $4.66 million in the first nine months of fiscal 1997 from $5.60 million in the first nine months of fiscal 1996.

         A charge of $845,000 was incurred in the first quarter of fiscal 1997 related primarily to reserves against certain marketing and sales fixed assets. In addition, in the third quarter of fiscal year 1996, a charge of $594,000 was taken to write-down demonstration inventory and reduce staff.

         Exclusive of the above noted charges, the decrease in fiscal 1997 was due primarily to decreases in headcount and related overhead expenses, trade show and promotional expenses, expenses related to refurbishment of demonstration equipment, and depreciation expense.

         Marketing and sales expenses as a percentage of net sales were 36.1% (29.6% without the fiscal 1997 charge) and 36.0% (32.2% without the fiscal 1996 charge) in the first nine months of fiscal 1997 and 1996, respectively.

         General  and  Administrative.   General  and  administrative   expenses
increased by $570,000 to $1.62 million in the first nine months of fiscal 1997 from $1.05 million in the first nine months of fiscal 1996.

         A $650,000 charge primarily for streamlining operations, to reduce overhead and other costs as well as to increase the reserve for bad debts, was recorded in the first quarter of fiscal 1997. Without this charge, general and administrative expenses would have decreased by 7.6% to $972,000. That was primarily due to a decrease in headcount and related overhead expenses partially offset by an increase in legal and accounting professional fees. General and administrative expenses as a percentage of net sales were 12.6% (7.5% without the charge) and 6.8% in the third quarters of fiscal 1997 and 1996, respectively.

         Interest Income, Interest Expense and Other (Expense). Interest income decreased to $121,000 in the first nine months of fiscal 1997 from $194,000 in the first nine months of fiscal 1996. The decrease was primarily due to a decrease in cash and cash equivalents. Interest expense decreased slightly to $5,000 in the first nine months of fiscal 1997 from $8,000 in the first nine months of fiscal 1996. The decrease was due to a decrease in debt.

         Provision for Income Taxes. In accordance with FAS 109, the Company has recognized no tax benefit from its loss for the period ended June 28, 1997. The Company believes its existing deferred tax asset is realizable based on recoverability of taxes previously paid. The Company's effective tax rate for fiscal year 1996 was 35%, which was less than the applicable statutory rate primarily due to benefits derived from the Company's foreign sales subsidiary.

         Net Loss. Net loss increased to $4.68 million in the first nine months of fiscal 1997 from $921,000 in the first nine months of fiscal 1996.

         As noted above, charges were incurred and reserves were provided totaling $4.0 million in the first quarter of fiscal 1997. These charges and reserves related to streamlining operations, reducing overhead, and setting up reserves for inventory, accounts receivable, and fixed assets. Without these charges and reserves, the net loss in the first nine months of fiscal 1997 would have been $683,000.

         Additional factors contributing to the increase in the net loss were primarily a decrease in net sales ($2.64 million), lower gross margins, and a decrease in interest income ($73,000), which were partially offset by a decrease in operating expenses ($919,000).

         Net loss as a percentage of net sales was 36.2% (5.3% without the fiscal 1997 charges), and 5.9% (2.1% without the fiscal 1996 charges) in the first nine months of fiscal 1997 and 1996, respectively.


Liquidity and Capital Resources

         As of June 28, 1997 the Company had $5.67 million of cash and cash equivalents.

         Operating activities provided $1.74 million in the first nine months of fiscal 1997 and used $2.91 million in the first nine months of fiscal 1996. Net cash provided in the first nine months of fiscal 1997 was due primarily to decreases in accounts receivable and inventory, partially offset by a decrease in accounts payable.

         The Company has a revolving line of credit with Comerica Bank that allows for borrowings of up to $4.0 million, subject to the level of accounts receivable. As of June 28 1997, the Company had no borrowings outstanding. Indebtedness under the line of credit accrues interest at Comerica's base rate and is secured by substantially all of the Company's assets. The line of credit may be terminated by either party upon 30 days' notice. Borrowings under the line of credit are subject to certain financial covenants. Although the Company was not in compliance with some of these covenants as of June 28, 1997, Comerica has waived non-compliance. As a result, the Company is able to borrow against the line of credit.

         The Company believes that its existing cash and cash equivalents will be sufficient to meet its cash requirements for at least the next twelve months. Although operating activities may provide cash in certain periods, to the extent the Company grows in the future, its operating and investing activities may use cash and, consequently, such growth may require the Company to obtain additional sources of financing. There can be no assurance that any necessary financing will be available to the Company on commercially reasonable terms, or at all.

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

         Item 3.  Defaults Upon Senior Securities
         None.

         Item 4.  Submission of Matters to a Vote of Security Holders
         None.

         Item 5.  Other Information
         None.

         Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  11.1     Computation of net loss per share.

                  27.1     Financial Data Schedule.

         (b)      Reports on Form 8-K:

                  The Company filed a current report on Form 8-K dated April 28, 1997 reporting the resignation of Gary W. Kalback as a Director of the Company and the appointment of Thomas E. Fanella as a Director. No financial information or statements were filed with the report.

         SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

         ACCOM, INC.



         By: /s/  Junaid Sheikh
         ----------------------------
         Chief Executive  Officer
         Principal Financial Officer

         By: /s/ James Cunniffe
         ----------------------------
         Principal Accounting Officer

         Date:                                                   August 10, 1997