Form 10-K
period 1997-09-30
ACCOM INC
filed 1997-12-29
CIK 949335

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                    Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Fiscal Year Ended September 30, 1997, or

[ ]  TRANSITION   REPORT   PURSUANT  TO  SECTION  13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

                For the Transition period from _____to _________.

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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $4,320,295 as of December 17, 1997, based upon the closing sale price on the Nasdaq Stock Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% of more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         There were 6,632,358 shares of Registrant's Common Stock issued and outstanding as of December 17, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III incorporates information by reference from the definitive proxy statement for the Annual Meeting of Shareholders to be held on February 17, 1998.

         "Accom," "Axial," and "WSD" are some of the registered trademarks of the Company, and all of the Company's other product names are trademarks of the Company. "Onyx(TM)" is a trademark of Silicon Graphics, Inc. This Report also includes trademarks of companies other than Accom, Inc. and Silicon Graphics. Unless the context indicates otherwise, reference in this Report to the "Company" and "Accom" refers to Accom, Inc. and its consolidated subsidiaries.

                                     PART I

Item 1.  Business

General

         Accom(R), Inc. ("Accom" or the "Company") designs, manufactures, sells, and supports a complete line of digital video signal processing, editing, and disk recording tools, and its ELSET(TM) virtual set systems, primarily for the professional worldwide video production, post production and live broadcasting, and computer video production and post-production, marketplaces. The Company's systems are designed to be used by video professionals to create, edit and broadcast high quality video content such as television shows, commercials, news, music videos and video games.

         The proliferation of distribution channels for video content, including cable, satellite and direct view systems such as videos and CD ROMs, is increasing the demand for broadcast content while diminishing the potential viewing audience and revenue per channel. To compete more effectively, broadcasters and other professional content creators require systems that reduce the cost of developing and delivering video content and more flexibly distribute the same or repurposed content over multiple channels. These systems must be capable of performing mission-critical tasks reliably and in real time without detracting from the final video quality. As video professionals transition from traditional stand-alone analog systems to integrated digital systems, they also require systems that can be easily integrated with existing equipment to leverage their significant capital investments.

         The Company provides innovative products that cost-effectively meet the needs of professional content creators and broadcasters in real time video production, post-production and distribution. The Company's current products include the ELSET(TM) virtual set system used in the production process by replacing traditional physical studio sets with three-dimensional ("3D") virtual sets, on-line video editing systems and digital video disk recorders used during the content creation production and post production processes, and networked still image and video clip storage systems used by broadcasters in the distribution process.

         The following table summarizes the Company's key products:
    ----------------------------------------------------------------------------------------------------------------
            Product                                                          Primary Applications
    ----------------------------------------------------------------------------------------------------------------
      Virtual Set Production Tools
    ----------------------------------------------------------------------------------------------------------------
       ELSET(TM) Virtual Set                                   Virtual sets for high-end video content creation
                                                               production in real time
    ----------------------------------------------------------------------------------------------------------------
      Computer Graphics and Animation Digital Disk Recorders
    ----------------------------------------------------------------------------------------------------------------
       WSD(R)/2Xtreme                                          Desktop computer graphics and animation production
    ----------------------------------------------------------------------------------------------------------------
      Digital Signal Processors
    ----------------------------------------------------------------------------------------------------------------
       Signal Processor                                        Bridges between various signal formats for
       Product Family                                          film-to-tape transfers and color correction process

    ----------------------------------------------------------------------------------------------------------------
      Digital On-Line Editors
    ----------------------------------------------------------------------------------------------------------------
       Axial(R) 2020                                           On-line post production editing for commercials and
       Axial(R) 2010                                           long form television programs
       Axial(R) 3000
    ----------------------------------------------------------------------------------------------------------------
      Video Digital Disk Recorders
    ----------------------------------------------------------------------------------------------------------------
       RTD(TM)4224                                             On-line post production editing and effects creation
                                                               for commercials and long form television programs
    ----------------------------------------------------------------------------------------------------------------
     Digital News Graphics and Clip Servers
    ----------------------------------------------------------------------------------------------------------------
       Axess(TM)                                               Creation and broadcast distribution of news graphics
                                                               and short video segments
    ----------------------------------------------------------------------------------------------------------------

         The Company's strategy is to maintain its leadership position in the professional segment of the video post-production market by enhancing its existing product lines and developing new products that establish higher standards of performance in video editing and digital recording. The Company also plans to build upon its established reputation in the post-production segment to market the ELSET(TM) Virtual Set and its Axess(TM) news graphics and clip server to the production and distribution markets, respectively. Additionally, the Company continues to pursue its strategy of first developing and marketing full-featured systems to prove technological feasibility and market acceptance and then designing lower-priced products with reduced feature sets to appeal to a broader base of customers.

         The Company sells its products through a combination of its direct sales force and indirect distribution channels.

Industry Overview

         The creation and broadcast of video content consists of four distinct stages: pre-production, production, post-production and distribution.

o    Pre-production involves creation of the script and storyboard.

o Production (content creation) involves shooting video or film, as well as creation of computer-generated graphics and sound recording.

o Post-production consists of editing and manipulating diverse images and audio elements into a final program, including off-line and on-line editing.

o Distribution is the delivery of the finished video content to the viewer through traditional channels such as broadcast, satellite and cable channels or through direct distribution of video rentals, CD ROMs and video games.

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

         The channels available for distribution of video content are proliferating as new cable, satellite and direct view alternatives supplement traditional delivery systems. This proliferation is increasing the demand for broadcast content. Concurrently, the viewing audience per channel and, therefore, the potential revenue per channel is being reduced. To more effectively compete in this environment, broadcasters and other video professionals must reduce the cost of developing and delivering content and find more flexible means to distribute the same or repurposed content over multiple channels. These requirements span the production, post-production, and distribution segments of marketplace.

Production

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

The Accom Approach

         The Company believes that traditional video systems do not adequately meet the emerging production, post-production and distribution needs of high-end content creators and broadcasters. Professionals in this market segment require flexible, cost-effective systems that perform mission-critical tasks reliably and in real time without detracting from the final video quality. These new systems must also be capable of accommodating high-end video professionals as they transition from traditional stand-alone analog systems to integrated digital systems. In addition, high-end professionals require systems that can be easily integrated with existing video content creation and distribution equipment to leverage their significant equipment investments.

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

         The Company offers a range of products to the high-end segment of the video production, post-production and distribution markets. The Company's current key products are:

o The ELSET(TM) Virtual Set, which is designed to enable content producers to cost-effectively create programs with virtual production sets instead of traditional sets;

o    Digital disk recorders to produce computer graphics and animation;

o    On-line video editing systems used by post production professionals;

o Digital video disk recorders used during the on-line post production editing process; and

o Networked still image and video clip storage systems used by broadcast distributors of video content.

Accom Strategy

         Accom's goal is to be a leading supplier of production, post-production and distribution systems to the high-end video content creation, editing and broadcast markets. To achieve this goal, Accom is executing a strategy that includes the following key elements:

         Maintain Leadership Position in Current High-End Market. The Company has established a reputation for meeting the exacting needs of the high-end segment of the video post-production market. The Company plans to maintain its leadership position in the high-end segment of the video post-production developing new products that establish higher standards of performance in video editing and digital recording.

         Expand into New High-End Markets. The Company plans to leverage its existing reputation in the high-end post-production segment to market the ELSET(TM) Virtual Set and the Axess(TM) to the production and distribution markets, respectively.

         Broaden Lower-Priced Product Line. The Company has introduced products, such as the Axial(R) 3000 on-line editor, the WSD(R) digital video disk recorders, and the APR(TM) digital video disk recorders that provide high-end users with reduced feature sets at lower prices. In the past the Company first developed and marketed full-featured systems to prove technological feasibility and market acceptance, then designed lower-priced products with reduced feature sets to appeal to a broader base of customers. Beginning with the WSD(R)/2Xtreme and APR(TM) (Accom Professional Recorder) line of products, the Company has shifted to introducing products with significant price advantages over their competitors that still manage to offer high value, but at lower prices.

         Invest in Innovative Technologies. The Company has developed significant expertise in core technologies relating to editing, real time control, and digital video disk recording. The Company intends to continue to internally develop and acquire new technologies as necessary to design products that satisfy customer requirements for quality, speed, cost and functionality. For example, by acquiring the company that developed ELSET(TM), the Company obtained access to virtual set technology.

         Enhance Distribution Channels. The Company plans to expand its direct marketing and sales efforts to more effectively penetrate the high-end market. In addition, the Company intends to expand its indirect distribution channels, including dealers, value-added resellers and third-party software solutions vendors, to increase sales of lower-priced products.

Products

         The Company currently offers six product lines that address the needs of the video and computer graphics production, post-production and distribution markets. The ELSET(TM) Virtual Set is designed to be used in the production of video content. The Company's video digital on-line editing systems, disk recorders and signal processing equipment are used primarily in post-production. Digital news graphics and clip servers address the needs of video distribution. The Company's digital disk recorders are also used in the production of computer graphics and animation.

         The following table summarizes the Company's key markets and products:
    ----------------------------------------------------------------------------------------------------------------
                      MARKETS / Product                                      Primary Applications
    ----------------------------------------------------------------------------------------------------------------
    PRODUCTION:
    ----------------------------------------------------------------------------------------------------------------
      Virtual Set Production Tools
    ----------------------------------------------------------------------------------------------------------------
       ELSET(TM) Virtual Set                                   Virtual sets for high-end video content creation
                                                               production in real time
    ----------------------------------------------------------------------------------------------------------------
      Computer Graphics and Animation Digital Disk Recorders
    ----------------------------------------------------------------------------------------------------------------
       WSD(R)/2Xtreme                                          Desktop computer graphics and animation production
    ----------------------------------------------------------------------------------------------------------------
    POST PRODUCTION:
    ----------------------------------------------------------------------------------------------------------------
      Digital Signal Processors
    ----------------------------------------------------------------------------------------------------------------
       Signal Processor                                        Bridges between various signal formats for
       Product Family                                          film-to-tape transfers and color correction process
    ----------------------------------------------------------------------------------------------------------------
      Digital On-Line Editors
    ----------------------------------------------------------------------------------------------------------------
       Axial(R) 2020                                           On-line post production editing for commercials and
       Axial(R) 2010                                           long form television programs
       Axial(R) 3000
    ----------------------------------------------------------------------------------------------------------------
      Video Digital Disk Recorders
    ----------------------------------------------------------------------------------------------------------------
       RTD(TM)4224                                             On-line post production editing and effects creation
                                                               for commercials and long form television programs
    ----------------------------------------------------------------------------------------------------------------
    DISTRIBUTION:
    ----------------------------------------------------------------------------------------------------------------
      Digital News Graphics and Clip Servers
    ----------------------------------------------------------------------------------------------------------------
       Axess(TM)                                               Creation and broadcast distribution of news graphics
                                                               and short video segments
    ----------------------------------------------------------------------------------------------------------------

The following table summarizes the Company's fiscal 1997 net sales by market:

                                                   1997
                                                   ----
                       Market              Amount        Percent
                       ------              ------        -------


Production                                 $ 8,259         46.9%

Post Production                              6,534         37.1%

Broadcasting                                 2,408         13.7%

Other                                          426          2.4%
                                           ---------------------
                                           $17,627        100.0%
                                           =====================

Video Virtual Set Production Tools

         The ELSET(TM) Virtual Set is designed to enable content creators to create virtual sets utilizing standard 2D and 3D painting, modeling and animation tools and to combine these virtual sets with live actors in real time. The ELSET(TM) Virtual Set combines the virtual world and the real world to create the illusion that the actors are a part of the virtual set. Thus, content creators are able to achieve greater artistic control over the environments in which content is developed. Traditional physical sets can be replaced or augmented by virtual sets to achieve the desired look of large studios while using a small physical studio. Virtual sets can be readily altered.

         The Company believes that ELSET(TM) Virtual Set will enable content producers and the organizations that service such producers to leverage their investment in existing studio infrastructures. Content producers can utilize the same virtual set in different studios and quickly load new sets to alter the appearance of the set. The Company believes that by implementing the ELSET(TM) Virtual Set, these professionals will be able to greatly increase the amount of content that can be produced in their existing studios and substantially reduce the labor and storage costs associated with traditional physical sets. The company anticipates that the ELSET(TM) Virtual Set will be used primarily in the production of news and sports broadcasts, children's programs, news magazines, music videos, video games and talk shows.

         To broadcast a virtual set or to produce a program using virtual sets, standard production equipment such as lights, cameras, camera control heads, video keyers, switchers is required. The Company does not supply this equipment but it is readily available from a variety of sources. Similarly, 2D and 3D painting, modeling tools are required for creating the virtual sets, which the Company does not supply but are readily available from various sources.

         The Company currently offers four ELSET(TM) Virtual Set products:

         ELSET(TM) LIVE software operates on the Silicon Graphics ("SGI") Onyx 2 computers and is used for real time productions. The Company primarily offers the ELSET(TM) LIVE software; however from time to time will also resell the SGI hardware for the convenience of the customers. The United States list price for ELSET(TM) LIVE software ranges from $145,000 to $300,000 depending on features and functionality.

         ELSET(TM)POST software operates on the SGI O2 computer and is used for non-real time productions. ELSET(TM)POST offers a lower cost alternative to ELSET(TM)LIVE by allowing users to trade off production time against cost. ELSET(TM)POST utilizes Alias 3D software to create the set and to preview scenes in lower quality during production. During production, camera moves in addition to animation triggers are recorded on the O2 while the actors are recorded in full quality on a video recorder. After the production is complete, the virtual scenes are rendered in full quality using the SGI computer and recorded on the Accom WSD(R) digital disk recorder. The final program is composited using the recording of the actors and the rendered sets from the Accom WSD(R) digital disk recorder. By rendering virtual sets off-line, complex scenes may be produced that are not possible in real time virtual set productions. The United States list price of the ELSET(TM)POST ranges from $40,000 to $50,000.

         ELSET(TM) LIVE-NT system is a real time virtual set system offering a lower cost alternative to the ELSET(TM)LIVE running on the SGI Onyx2 platform. ELSET(TM) LIVE-NT runs on a Windows NT platform and a Real 3D graphics engine from Lockheed Martin. The virtual sets are designed by using 3D Studio Max from Kinetex. The Accom proprietary software is a "plug in" for the 3D Studio Max software. The United States list price of the ELSET(TM) LIVE-NT software and the Real 3D graphics engine ranges from $99,000 to $170,000.

         ELSET(TM) POST-NT is the non-real time and lower cost counterpart to ELSET(TM) LIVE-NT system. ELSET(TM) POST-NT utilizes 3D Studio Max running on a Windows NT platform to create and preview sets in non-real time and lower quality during production. The Accom proprietary software is a "plug in" for the 3D Studio Max software. After the production is complete, the virtual scenes are rendered in full quality using a single or multiple PCs and recorded on the Accom WSD(R) digital disk recorder. The final program is composited using the recording of the actors and the rendered sets from the Accom WSD(R) digital disk recorder. By rendering virtual sets off-line, complex scenes may be produced that are not possible in real time virtual set productions. The United States list price of the ELSET(TM)POST-NT ranges from $25,000 to $30,000.

Computer Graphics and Animation Digital Disk Recorder

         The Company's Workstation Disk ("WSD(R)") digital disk recorder is primarily used in the production and post production of computer graphics and animation. The WSD(R)/2Xtreme, the fourth generation WSD(R) product, is a D1 quality digital video disk recorder and video subsystem that enables users to record and play back digital video images in real time and rapidly transfer digital video images to and from computer workstations. The WSD(R)/2Xtreme enables more efficient creation of 2D and 3D graphics and animation by providing a bridge between the computer workstation and video tape recorders and other video devices. The WSD(R)/2Xtreme's digital random access recording and playback features improve the quality of desktop graphics production by eliminating the speed and maintenance problems associated with analog video tape recorders. With the WSD(R)/2Xtreme, frames can be played back in real time so the user can see the end result in full motion on a video monitor. An SGI graphic interface option enables users to preview frames on the workstation display at full resolution or display real time video from the WSD(R)/Xtreme disk or input source. The Company has worked closely with a number of third-party software developers to integrate the WSD(R)/2Xtreme with their applications. The WSD(R)/Xtreme also provides both Ethernet and SCSI interfaces, thereby enabling connection to other computer platforms. Accom has interfaces for the WSD(R)/Xtreme to enable Windows(TM) personal computer and Apple Macintosh users to integrate the WSD(R)/Xtreme into their systems.

         The WSD(R)/2Xtreme offers all of the features of its predecessors, but at a price that's almost half of the Xtreme model it replaced. The United States list price of the WSD(R)/2Xtreme ranges from $10,900 to $20,900, depending on features.

Digital Signal Processing Equipment

The Company offers three digital video signal processing products that can be utilized in film-to-tape transfer and the color correction process and to provide bridges between various signal formats. These components are also sometimes sold as part of the Company's larger systems such as Axial(R) editors and the Axess(TM). In October 1990 and September 1991, the Company won EMMY Awards from the National Academy of Television Arts and Sciences for Outstanding Technical Achievement and, in September 1989 and July 1993, the Company received two ITS Monitor Awards for Special Achievement in Engineering Excellence for its digital video signal processing equipment. The United States list price of the Company's digital video signal processing equipment ranges from $4,000 to $30,000, depending on model and selected features.

On-Line Video Editors


         The Company's Axial(R) line of digital, non-linear, on-line video editing systems consists of various models of the new Axial(R) 3000. (The Axial(R) 3000 replaces the Axial(R) 2010, and with options offers most of the features of the top-end Axial(R) 2020.) The Key upgrade option for the Axial(R) 3000 is Live Video, and key options for both the Axial(R) 3000 and the Axial(R) 2020 are the Random Access Visual Editing System ("RAVE") and the Axial(R) Cache Editor. A primary benefit of the Axial(R) line of products is their ability to import edit decision lists from off-line editing systems for quick assembly of full-quality video content. The Axial(R) 2020 and Axial(R) 3000 are used to perform editing and compositing for the high-end segment of the post-production market.

         The Axial(R) 3000 with Live Video Option and the Axial(R) 2020 offer an enhanced visual interface that enables the video editor to edit information by working with pictures and video clips instead of only timecode numbers. Both Axial(R) models utilize a text file approach for interfacing with external equipment that minimizes the need to write new software device drivers, thereby facilitating the integration of external equipment with the editing system.
Axial(R) is based on a multi-process architecture that enables it to simultaneously control up to 47 independent devices. In August 1994, the Company received an International Teleproduction Society ("ITS") Monitor Award for Special Achievement in Engineering Excellence for the Axial(R) 2020. The United States list price of the Axial(R) 2020 ranges from $70,000 to $124,000, depending on features, including the RAVE option.

         The basic Axial(R) 3000 is a lower-priced, on-line editing system designed to address the needs of a broader group of professional users. The Axial(R) 3000 is used in post-production suites producing content such as long form programs and corporate videos under lower production budgets. In contrast to the Axial(R) 2020, the basic Axial(R) 3000 employs a graphical representation of the video time line in the user interface rather than live video images. The United States list price of the Axial(R) 3000 ranges from $30,000 to $50,000, depending on features.

         RAVE and the Axial(R) Cache are options that enable users to integrate the Company's on-line video editing and digital video disk recording technologies. RAVE combines the Axial(R) and the RTD(TM), Accom's high-end uncompressed digital video disk recorder, or either of several versions of Accom's WSD(R) or APR(TM) digital disk recorders (DDRs). These DDRs provide immediate random access to stored images and the flexibility of non-linear operation. RAVE was one of the first editing systems to feature non-linear, D1 quality video for on-line editing. The Axial(R) Cache combines the recording capability of the Company's low-cost WSD(R)/2Xtreme with the Axial(R) editor to accelerate the on-line editing process by reducing the time necessary to access sequences of video and enabling the automatic assembly of edit decision lists created by off-line systems. The Company intends to continue to pursue other innovative uses of its editor and disk technologies to continue to maintain its leadership position in on-line random access editing.

Post Production Digital Video Disk Recorder -- RTD(TM)

         The Company's first digital video disk recorder is the Real Time Disk ("RTD(TM)"), which is used in on-line video post production editing. The RTD(TM) is based on older hard drive technology.

         The RTD(TM) enables the digital recording and playback of D1 quality video onto a real time, random access disk. Applications of the RTD(TM) include random access video editing and the editing of 2D and 3D graphics and animation for production and post-production. Unlike a video tape recorder, the RTD(TM) can instantly access stored images and play back the images at speeds ranging from 1/100th to 100 times normal play speed. The RTD(TM) can also provide from one to seven minutes of video recording time. The Company's RTD(TM) digital recorders feature the Smooth Motion(TM) option, which eliminates the picture content stuttering and jerking that normally occurs during off-speed videotape and disk playback. This functionality is derived from the Company's expertise in digital signal processing. The RTD(TM) offers a single channel option as well as a dual channel option that can be operated simultaneously by two users. The United States list price of the RTD(TM) ranges from $22,000 to $117,500, depending on features.

Post Production Digital Video Disk Recorder -- APR(TM)

         The Company's newest family of digital video disk recorders is the Accom Professional Recorder ("APR(TM)"), which again is used in on-line video post production editing. APR(TM)s will be based on newer hard drive technology.

         APR(TM)/Attache is the first product from this family and the seventh DDR product from Accom. Attache was announced and first shown in September 1997, and full production shipments are expected early in the first quarter of calendar 1998. The APR(TM) enables the digital recording and playback of D1 quality video onto a real time, random access RAID. Applications of the APR(TM) include random access video editing and the editing of 2D and 3D graphics and animation for production and post-production. Unlike a video tape recorder, the APR(TM) can instantly access stored images and play back the images at speeds ranging from 1/100th to 100 times normal play speed. The APR(TM) provides 32.5 minutes of video recording time. The APR(TM) offers a "half-bandwidth" channel option called KeyTrack(TM). KeyTrack allows a synchronous key/matte signal to be recorded in sync with the video. Two complete videotape recorders or DDRs are normally required for this capability.

         APR(TM)/Attache is the first digital disk recorder to offer "PreRead" and "PostRead" functions. "PreRead" (write-after-read) allows material to be played off the disk, processed externally, and re-recorded back on the same disk in real time. This allows one Attache to function as both a playback device and a record device, effectively replacing two devices in the post production suite. "PostRead" (read-after-write) allows material to be played out. Limited versions of PreRead and PostRead have been available on videotape recorders for several years and have become standard features of videotape recorders.

         The United States list price of the APR(TM) ranges from $29,900 to $41,900, depending on features.

Digital News Graphics and Clip Servers

         The Axess(TM) is designed to be used by broadcast professionals for the preparation and on-air presentation of computer-generated graphics, still images and video clips. The Axess(TM) enables broadcasters to digitally store, categorize, search and obtain quick access to a library of previously recorded still images, computer-generated graphics and video clips for use during on-air presentations of news, sports or entertainment events. The Axess(TM) is a networked system of individual nodes, each having its own storage modules. Storage is configured to meet the needs of each user, but every node on the network has access to the information stored in other nodes. An option designed with redundant arrays of individual disks ("RAID") provides real-time video storage. The storage options enable a user to record and play back a mixture of still and moving images. Depending on the selected storage options, a single node can be configured to store from 1,000 up to 70,000 still images or from 17 minutes up to 2+ hours of uncompressed video. Each Axess(TM) system is a user-designed configuration based on just a few standard hardware components. The price of the Axess(TM) varies widely depending on the number of nodes and the amount of storage per node. The United States list price of the Axess(TM) ranges from $27,000 for a single node to more than $1.0 million for a complex, multi-node networked system.

Customers and Applications

         The primary end users of the Company's products are production, post-production, broadcast and cable companies and studios. One customer, AIM, a distributor, accounted for 13% of the Company's total revenues in fiscal 1997. No customer accounted for more than 10% of the Company's total revenues during fiscal 1996 or 1995.

Marketing, Sales and Service

         The Company markets its products through a combination of its direct sales force and indirect distribution channels. The Company exhibits its products at major trade shows for the video and computer graphics industries. The Company also initiates special direct mail and advertising campaigns prior to certain trade shows and advertises in industry trade journals.

         In the United States, the Company markets its products at trade shows such as those held by the National Association of Broadcasters ("NAB") and ACM SIGGRAPH. The Company conducts domestic direct sales through employees based in New Jersey, Chicago and Los Angeles, and uses independent representatives to market its products in geographic areas that are not served by its direct sales organization. The Company utilizes an additional sales channel of distributors for its WSD(R)/2Xtreme product line to more effectively reach the independent dealers and VARs that integrate workstations, software and peripheral devices.

         Outside the United States, the Company markets its products at trade shows such as those held by the International Broadcast Conference in Europe and the InterBee in Japan. The Company sells its products through a network of distributors that cover a myriad of countries, and approximately one-fourth of those international distibutors distribute only the WSD(R)/2Xtreme product line. During fiscal 1997, 1996, and 1995 the Company generated 42.4%, 38.2%, and 51.1%, respectively, of its net sales from customers in markets outside of the United States. The Company maintains an office in Reading, England to manage and support the Company's distributors in Europe, Africa and Middle East. The Company manages and supports its international distributors in the Americas, the Pacific and Asia through its corporate headquarters in Menlo Park, California.

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

Research and Development

         The Company's research and development efforts currently are focused on the development of product enhancements and new products for its digital video on-line editor, video and computer graphics digital disk recorders and virtual set product lines. The Company's engineering staff consists of software and hardware engineers and other support personnel. As of September 30, 1997, the Company employed 25 people in its research and development organization, of which approximately 17 professionals are focused on software development. During fiscal 1997, 1996 and 1995, the Company's research and development expenses were approximately $3.3 million, $3.9 million, and $3.8 million, respectively. Expenses in fiscal 1995 do not include amounts related to virtual set system research and development, which was being conducted through ELSET(TM) GmbH, and was acquired only shortly before the end of fiscal 1995; however, the Company incurred a charge of approximately $10.8 million for acquired in-process technology in fiscal 1995. The Company believes that its success will depend in part upon its ability to enhance its existing products and to develop and introduce new products and features to incorporate new technologies and meet changing customer requirements and emerging industry standards on a timely and cost-effective basis.

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

         In the digital on-line video editor and digital video disk recorder market, the Company has to date encountered competition primarily from a limited number of comparably-sized companies as well as larger vendors such as Sony Corporation ("Sony"), The Grass Valley Group (a subsidiary of Tektronix, Inc.) ("Grass Valley"), and Avid Technology, Inc. ("Avid"). Each of these larger companies has substantially greater financial, technical, marketing, sales and customer support resources, greater name recognition and larger installed customer bases than the Company. As the Company continues to broaden its lower-priced on-line video editor and digital video disk recorder product lines, the Company anticipates that it will encounter increased competition, including from these larger vendors.

         The digital news graphics and clip server market is an emerging market. The Company currently is encountering competition from established video companies such as Quantel Ltd. (a subsidiary of Carlton Communications plc) ("Quantel"), Leitch Technology Corporation ("Leitch") and Pinnacle Systems, Inc. ("Pinnacle"). In addition, certain established computer and electronics companies are currently offering or have announced their intentions to offer products or solutions that compete with the Axess(TM). These companies include Hewlett-Packard Co. ("Hewlett-Packard") and Sony, through a collaboration with Oracle Corporation ("Oracle"). In addition, the Company expects that existing vendors and new market entrants will develop products that will compete directly with the Axess(TM) and that competition will increase significantly as the market for digital news graphics and clip servers develops. Many of the Company's current and potential competitors have substantially greater financial, technical, marketing, sales and customer support resources, greater name recognition and larger installed customer bases than the Company.

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

Proprietary Rights and Licenses

Proprietary Rights

         The Company's success and ability to compete is dependent in part upon its proprietary technology. The Company relies on a combination of patent, trade secret, copyright and trademark law, nondisclosure agreements and other intellectual property methods to protect its technology. The Company's products are generally sold pursuant to purchase and license agreements that contain terms and conditions restricting unauthorized disclosure or reverse-compiling of the proprietary software embodied in the products. The Company has been issued seven United States patents, six foreign patents and has applications pending for two additional patents in the United States. The Company is also pursuing patent applications in certain foreign countries. There can be no assurance that any of the Company's currently pending patent applications or future applications will be granted in full or in part or that claims allowed will be sufficiently broad to protect the Company's technology. The Company also owns eight registered trademarks in the United States and has several pending foreign trademark application. Although the Company relies to a great extent on trade secret protection for much of its technology, and has obtained written confidentiality agreements from all of its key employees, consultants and vendors, there can be no assurance that third parties will not either independently develop the same or similar technology, obtain unauthorized access to the Company's proprietary technology or misuse the technology to which the Company has granted access.

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

ELSET(TM) Acquisition

         Development of the ELSET(TM) Virtual Set was initiated by Video Art Production GmbH ("VAP"), and all title and rights to the ELSET(TM) Virtual Set were contributed to ELSET GmbH when ELSET GmbH was formed as a joint venture by the Company and VAP in December 1994. Through its wholly-owned subsidiary, Accom Virtual Studio, Inc. ("AVS"), the Company owns 100% of the outstanding shares of ELSET GmbH. In connection with the completion of the acquisition of 100% of the outstanding shares of ELSET GmbH in September 1995 (the "ELSET Acquisition"), the Company incurred a charge of approximately $10.8 million for acquired in-process technology in fiscal 1995.

         Although all title and rights to the ELSET(TM) Virtual Set were contributed to ELSET GmbH when it was formed as a joint venture by the Company and VAP, VAP has certain obligations under a December 1991 contract with the Commission of the European Communities entitled "Mona Lisa -- Modeling Natural Images of Synthesis and Animation" (the "Mona Lisa Contract"). In particular, materials developed pursuant to the Mona Lisa Contract must be shared with all members of the consortium of companies that contribute to the Mona Lisa project (the "Mona Lisa Consortium") for such members' research and development purposes. However, pursuant to the Mona Lisa Contract, the materials need not be shared with other members of the Mona Lisa Consortium if such sharing opposes the major business interests of the developer or the products covered by such materials are about to become commercially available. It is possible that the ELSET(TM) Virtual Set in the form in which it was contributed to ELSET GmbH by VAP could be deemed to have been developed pursuant to the Mona Lisa Contract. Even if this is found to be the case, the Company believes that since the ELSET(TM) Virtual Set has become commercially available, the earlier version need not be shared with other members of the Mona Lisa Consortium. However, there can be no assurance that the Mona Lisa Contract would not be interpreted to require VAP to share the earlier version. Although the Company believes that the development work that has been undertaken since the contribution of the ELSET(TM) Virtual Set to ELSET GmbH would make it difficult for a member of the Mona Lisa Consortium to duplicate the ELSET(TM) Virtual Set, if such sharing is required, there can be no assurance that members of the Mona Lisa Consortium, acting alone or in concert, would not be able to use the shared technology to develop, market and sell a competitive virtual set system. In such event, the Company's business, financial condition and results of operations would be materially adversely affected. It is also possible that VAP has granted to the other members of the Mona Lisa Consortium the right to use the trademark " ELSET(TM)." Therefore, there can be no assurance that the ELSET GmbH will be able to claim the exclusive right to use this trademark, which could have a material adverse effect on the value of such trademark to the Company.

Employees

         On September 30, 1997, the Company had 64 full-time employees, including 25 in research and development, 20 in marketing, sales and support, 13 in manufacturing and 6 in administration and finance. The Company's success will depend in large part on its ability to attract and retain qualified personnel, who are in great demand throughout the industry. None of the Company's employees is represented by a labor union. The Company believes that its employee relations are good.

Additional Factors That May Affect Future Results

         The company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Specifically, the Company wishes to alert readers that the following important factors, as well as other factors, could in the future affect, and in the past have affected, the Company's actual results and could cause the Company's results for future years or quarters to differ materially from those expressed in any forward looking statements made by or on behalf of the Company, including without limitation those contained in this 10-K report.

         Potential Fluctuations in Operating Results. The Company incurred a net loss of $4.5 million in fiscal 1997. The Company also incurred a net loss of $916,000 for fiscal 1996, and a net loss of $10.8 million in fiscal 1995, primarily as a result of a charge of approximately $10.8 million for acquired in-process technology. There can be no assurance that the Company will be profitable on a quarterly or annual basis in the future. The Company's quarterly operating results have in the past fluctuated and may fluctuate significantly in the future depending on such factors as the timing and shipment of significant orders, new product introductions and changes in pricing policies by the Company and its competitors, the timing and market acceptance of the Company's new products and product enhancements, including the ELSET(TM) Virtual Set, the Company's product mix, the mix of distribution channels through which the Company's products are sold, the Company's inability to obtain sufficient supplies of sole or limited source components for its products and charges related to refocusing and streamlining operations. In response to competitive pressures or new product introductions, the Company may make certain pricing changes or other actions, such as restructuring the product lines, that could materially and adversely affect the Company's operating results. In addition, new product introductions by the Company could contribute to quarterly fluctuations in operating results as orders for new products commence and orders for existing products decline. The Company believes that its net sales generally will decrease in the second quarter of each fiscal year as compared to the prior quarter due to decreased expenditures in the post-production market during that period and delayed customer purchasing decisions in anticipation of new product introductions by the Company and others at the annual NAB convention.

         The Company currently anticipates that a number of factors may cause its gross margins to decline in future periods from current levels. The Company believes that the market for on-line video editors and digital video disk recorders will continue to mature and, therefore, that the gross margins the Company derives from sales of these products may decline in future periods. The Company intends to increase its sales of lower-margin on-line video editor and digital video disk recorder products in the future as it pursues the strategy of broadening its lower-priced product lines. Furthermore, if the Company expands its indirect sales channels, its gross margins may be negatively impacted because of discounts associated with sales through these channels. In addition, the Company currently anticipates that revenues from sales of the ELSET(TM) Virtual Set will positively impact the Company's net sales but may negatively impact its gross margins if a significant portion of ELSET(TM) Virtual Set sales include the resale of the Onyx, which generates lower gross margins than sales of the Company's products.

         The Company's expense levels are based, in part, on its expectations of future revenues. In particular, the Company expects to incur significant expenses in connection with the continued development and marketing of the ELSET(TM) Virtual Set. The Company may therefore be required to incur significant expenses to support continuing development and marketing of the ELSET(TM) Virtual Set.

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

         Rapid Technological Change; Product Development. The market for the Company's products is characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The Company's success will depend in part upon its ability to enhance its existing products and to develop and introduce new products and features to incorporate new technologies and meet changing customer requirements and emerging industry standards in a timely and cost-effective manner. The Company is currently developing new products and product enhancements for its product lines. There can be no assurance that the Company will be successful in developing, manufacturing and marketing new products and product enhancements, that the Company will not experience difficulties that delay or prevent the successful development and introduction of these products and enhancements or that the Company's new products and product enhancements will achieve market acceptance. The Company's business, financial condition and results of operations would be materially and adversely affected if the Company were to experience delays in developing new products or product enhancements or if these products or enhancements did not gain market acceptance. In addition, the introduction of products embodying new technologies or the emergence of new industry standards can render existing products unmarketable. There can be no assurance that products or technologies developed by others will not render the Company's products non-competitive or obsolete. In such case, the Company's business, financial condition and results of operations would be materially and adversely affected.

         The introduction of new products or product enhancements with reliability, quality or compatibility problems can result in reduced or delayed sales, delays in collecting accounts receivable or additional service and warranty costs. In the past, the Company has delivered certain new products to customers prematurely, and, as a result, such products have contained performance deficiencies. For example, in the first half of fiscal 1995, the Company first delivered its Axess(TM) to certain customers. The Company experienced technical problems with the introduction of Axess(TM), including delays in delivering additional functionality when originally requested by these customers. Similarly, the software component of the Company's products, particularly the ELSET(TM) Virtual Set, may contain errors that may be detected at any point in the product's life cycle, including after product introduction. For example, the Company has from time to time needed to update the software for its products to address performance problems. The Company expects the software content of its products to increase in the future. There can be no assurance that the Company will not experience delays and software or hardware related technical problems in its current and future efforts to develop products and product enhancements. Any such delays or problems could have a material adverse effect on the Company's business, financial condition and results of operations.

         Uncertainty as to Development and Market Acceptance of ELSET(TM) Virtual Set. The Company's ability to achieve revenue growth and profitability in fiscal 1998 and subsequent years is dependent to a significant degree upon the successful development and market acceptance of its ELSET(TM) Virtual Set, a prototype of which was introduced at the April 1995 NAB convention and the first commercial shipments of which were made in March 1996. The ELSET(TM) Virtual Set is still being further developed with respect to certain key features. There can be no assurance that the Company will be able to successfully complete these developments of the ELSET(TM) Virtual Set in a timely manner. The failure to complete the development of the ELSET(TM) Virtual Set successfully and in a timely manner would have a material adverse impact on the Company's business, financial condition and results of operations. In addition, the ELSET(TM) Virtual Set represents a new approach to studio set creation, and its commercial success will depend on the rate at which potential end users transition from the use of traditional physical sets to virtual sets and whether this transition occurs at all. A potential end user's decision to purchase an ELSET(TM) Virtual Set will depend on many factors that are difficult to predict. For example, the ELSET(TM) Virtual Set is based to a significant extent on new technology, including continuing enhancements to the Onyx. Therefore, potential end users such as broadcasters may be reluctant to purchase the ELSET(TM) Virtual Set, especially for mission-critical functions, until the ELSET(TM) Virtual Set's reliability in real time use has been demonstrated. In addition, a potential end user's decision to purchase the ELSET(TM) Virtual Set may be subject to SGI's timing of shipments of its computer platforms and SGI's announcement of enhancements to its computer platforms. Potential end users may be unwilling to incur the significant cost of converting from physical sets to the ELSET(TM) Virtual Set. Although the Company currently anticipates that broadcasters and post-production facilities will be the primary end users of virtual set systems, the Company has not conducted any formal market surveys to determine the potential market for and acceptance of the ELSET(TM) Virtual Set. The Company expects that sales of the ELSET(TM) Virtual Set will entail a longer sales cycle than with the Company's other products. Although the Company made its first commercial shipments of the ELSET(TM) Virtual Set in March 1996, there can be no assurance that a significant market for virtual set systems will develop or that the Company will be able to successfully market the ELSET(TM) Virtual Set over time. If this market development does not occur or occurs over an extended period, or if the ELSET(TM) Virtual Set does not achieve market acceptance, the Company's business, financial condition and results of operations will be materially and adversely affected.

         Dependence on Silicon Graphics, Inc. Some of the ELSET(TM) Virtual Set products operate only on Silicon Graphics, Inc. ("SGI") computer platforms. Financial, market or other developments adversely affecting SGI could have an adverse effect on its ability to supply the Company with computer platforms or enhancements or upgrades, and, consequently, upon the Company's business, financial condition and results of operations. If the Company were unable to obtain sufficient quantities of the SGI platforms, or certain key enhancements or upgrades, on a timely basis or on commercially reasonable terms, or experienced defects or performance, compatibility or reliability problems with the SGI platforms, sales of the ELSET(TM) Virtual Set and, therefore, the Company's business, financial condition and results of operations would be materially and adversely affected.

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

         Management of Growth. Although the Company streamlined its operations during fiscal 1997, the Company's long-term success will depend in part on its ability to manage growth, both domestically and internationally. In addition, the Company will be required to enhance its operational, management information and financial control systems. The Company may be required at some point to recruit a substantial number of qualified employees to continue the development and marketing of the ELSET(TM) Virtual Set. To support growth, the Company will be required to increase the personnel in its sales, marketing and customer support departments. If the Company is unable to hire a sufficient number of employees with the appropriate levels of experience to increase the capacity of these departments in a timely manner, or if the Company is unable to effectively manage its growth, the Company's business, financial condition and results of operations could be materially and adversely affected.

         International Operations. In the fiscal 1997, 1996 and 1995, international sales accounted for 42%, 38% and 51%, respectively, of the Company's total net sales. The Company expects that international sales will continue to represent a significant portion of its net sales in the future. The Company's results of operations may be adversely affected by fluctuations in exchange rates, difficulties in collecting accounts receivable, tariffs and difficulties in obtaining export licenses. Although the Company's sales are currently denominated in U.S. dollars, future international sales may result in foreign currency denominated sales. Gains and losses on the conversion to U.S. dollars of receivables and payables arising from international operations may contribute to fluctuations in the Company's results of operations. In addition, international sales are primarily made through distributors and result in lower gross margins than direct sales. Moreover, the Company's international sales may be adversely affected by lower sales levels that typically occur during the summer months in Europe and other parts of the world. International sales and operations are also subject to risks such as the imposition of governmental controls, political instability, trade restrictions and changes in regulatory requirements, difficulties in staffing and managing international operations, generally longer payment cycles and potential insolvency of international dealers. There can be no assurance that these factors will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's business, financial condition and results of operations.

         Dependence on Distributors. The Company derives a majority of its revenues from sales through distributors. The Company depends on distributors for substantially all of its international sales. The loss of certain of these distributors could have a material adverse effect on the Company. Certain of the Company's distributors also act as distributors for competitors of the Company and could devote greater effort and resources to marketing competitive products. Because the Company's products are sold to high-end video professionals, effective distributors must possess sufficient technical, marketing and sales resources and must devote these resources to a lengthy sales cycle and subsequent customer support. There can be no assurance that the Company's current distributors will be able to continue to market and support the Company's existing products effectively or that economic conditions or industry demand will not adversely affect such distributors. The markets for new products such as the ELSET(TM) Virtual Set and digital video disk based servers require a different marketing, sales, distribution and support strategy than markets for the Company's other products. In addition, the Company currently may expand its existing indirect sales channels to implement its strategy of broadening its lower-priced products. There can be no assurance that the Company's distributors will choose or be able to effectively market and support these lower priced products or to continue to market the Company's existing products. A failure of the Company's distributors to successfully market and support the Company's products would have a material adverse effect on the Company's business, financial condition and results of operations.

         Problems Associated with the Year 2000. The Company is actively taking steps to ensure that all software used in the Company's products and in the Company's internal systems will manage data involving the transition of dates from 1999 to 2000 without functional or data abnormality and without inaccurate results. In particular, the Company believes that its internal accounting software, purchased from a third party vendor, will be unable to transition from 1999 to 2000 without causing errors; therefore, the Company will need to purchase either an upgrade or a new accounting software that is able to transition from 1999 to 2000 without error. In addition, one of the Company's products runs on the Windows NT operating system, and while the Company has been notified that the Windows NT manufacturer does not believe that

Windows NT contains a Year 2000 problem that will affect the Company's product, the vendor has been unable to give complete assurances to the Company. Any failure on the part of the Company or its vendors to ensure that any software complies with Year 2000 requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

         Management of Growth. Although the Company streamlined its operations during fiscal 1997, the Company's long-term success will depend in part on its ability to manage growth, both domestically and internationally. In addition, if the Company grows, the Company will be required to enhance its operational, management information and financial control systems. The Company may be required at some point to recruit a substantial number of qualified employees to continue the development and marketing of the ELSET(TM) Virtual Set. To support growth, the Company will be required to increase the personnel in its sales, marketing and customer support departments. If the Company is unable to hire a sufficient number of employees with the appropriate levels of experience to increase the capacity of these departments in a timely manner, or if the Company is unable to effectively manage its growth, the Company's business, financial condition and results of operations could be materially and adversely affected.

         Substantial Control by Existing Stockholders; Effect of Certain Anti-Takeover Provisions. As of December 17, 1997, the Company's executive officers and directors, and their affiliates, beneficially own approximately 15% of the Company's outstanding Common Stock. As a result, the Company's executive officers and directors and their affiliates will be able to exercise significant influence over the Company and its business and affairs as well as over the election of directors, regardless of how other stockholders of the Company may vote. Furthermore, acting together, such stockholders may be able to block any change in control of the Company. In addition, the Board of Directors has the authority to issue up to 2,000,000 shares of undesignated Preferred Stock and to determine the rights, preferences, privileges and restrictions of such shares without further vote or action by the Company's stockholders. The rights of the holders of Common Stock will be subject to, and may be adversely effected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock could have the effect of making it more difficult for third parties to acquire a majority of the outstanding voting stock of the Company. In September 1996, the Company's Board of Directors adopted a stockholder rights plan, which entitles existing stockholders of the Company to certain rights (including the right to purchase shares of Preferred Stock) in the event of the acquisition of 15% or more of the Company's outstanding common stock, or an unsolicited tender offer for such shares. The existence of the rights plan could delay, prevent, or make more difficult a merger, tender offer or proxy contest involving the Company. Further, certain provisions of the Company's Amended and Restated Certificate of Incorporation and Bylaws and of Delaware law could delay or make difficult a merger, tender offer or proxy contest involving the Company.

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

Item 2.  Properties

         The Company's principal offices are located in Menlo Park, California and consist of approximately 30,000 square feet under a lease that expires in February, 2000. The Company occupies a sales office in Reading, England under a tenancy agreement that is renewable every 90 days. The Company believes that its existing facilities are adequate to meet its requirements for the near term and that additional space will be available on commercially reasonable terms if needed.

Item 3.  Legal Proceedings

         There is no material legal proceeding to which the Company is a party or to which any of its properties are subject. No material legal proceedings were terminated in the year ended September 30, 1997.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Executive Officers of the Company

         The executive officers of the Company, and their ages as of December 31, 1997, are as follows:

Name                                   Age             Position(s)
----                                   ---             -----------

Junaid Sheikh....................      44     Chairman of the  Board,  President
                                              and Chief Executive Officer
Cal R. Hoagland..................      41     Vice President, Finance and  Chief
                                              Financial Officer
Ian Craven.......................      43     Senior Vice President, Engineering
Paul G. Hansil...................      53     Senior Vice President,  Sales  and
                                              Marketing
Donald W. Petersen...............      52     Vice President, Manufacturing

         Junaid Sheikh has served as the Chairman of the Company's Board of Directors since June 1988 and as the Company's President and Chief Executive Officer since November 1991.

         Cal R. Hoagland has served as Vice President, Finance and Chief Financial Officer since joining the Company in July 1997. From April 1995 to May 1997, Mr. Hoagland served as Global and Corporate Controllers for ADAC Laboratories, a publicly traded company which provides nuclear medicine imaging equipment, radiation therapy planning systems and radiology, laboratory and cardiology information systems. From June 1992 to March 1995, he served as Corporate Controller of Valence Technologies, Inc., a publicly traded company engaged in research and development to produce advanced rechargeable batteries based on lithium and polymer technologies. Prior to that, Mr. Hoagland was an Audit Manager with the San Jose, California and National offices of Coopers and Lybrand, a big six public accounting firm. He is a member of the Financial Executives Institute and a Certified Public Accountant.

         Ian Craven has served as Senior Vice President, Engineering since October 1991. From October 1991 to April 1995 he also served as a director of the Company.

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

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Shareholder Matters

         The Company's Common Stock has been traded on the Nasdaq Stock Market under the symbol ACMM since the effective date of the Company's initial public offering on September 26, 1995. Prior to the initial public offering, no public market existed for the Common Stock. The price per share reflected in the table below represents the range of low and high closing sale prices for the Company's Common Stock as reported in the Nasdaq Stock Market for the quarters indicated.

                                                               High        Low
                                                               ----        ---
          Fiscal Year ended September 30, 1997:
              First Quarter...............................     $2.63      $0.91
              Second Quarter..............................     $2.00      $1.00
              Third Quarter...............................     $2.25      $1.00
              Fourth Quarter..............................     $2.88      $1.56
          Fiscal Year ended September 30, 1996:
              First Quarter...............................     $9.75      $6.25
              Second Quarter..............................     $7.75      $5.00
              Third Quarter...............................     $5.63      $2.38
              Fourth Quarter..............................     $4.25      $1.00

         The Company had approximately 89 stockholders of record as of December 17, 1997 including several holders who are nominees for an undetermined number of beneficial owners.

         The Company has never paid cash dividends on its capital stock. The Company currently anticipates that it will retain all available funds for use in the operation and expansion of its business, and does not anticipate paying any cash dividends in the foreseeable future. However, the Board of Directors of the Company will review the dividend policy periodically to determine whether the declaration of dividends is appropriate. The Company must obtain the approval of its bank before declaring or paying dividends.

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


                                       Selected Consolidated Financial Data
                                       (in thousands, except per share data)
                                                            Fiscal Year Ended September 30,
                                                ----------------------------------------------------
                                                 1993       1994       1995(1)     1996       1997
                                                 ----       ----       -------     ----       ----
Consolidated Statement of Operations Data:
  Net sales...........................          $12,230     $18,034    $21,312    $21,408    $17,627
  Gross margin........................            6,927       9,591     11,175     10,398      6,593
  Operating income (loss).............            1,254       1,428    (10,792)     (1621)    (4,657)
  Net income (loss)...................              909         918    (10,840)      (916)    (4,490)
  Net income (loss) per share(1)......             0.21        0.20      (3.85)     (0.14)     (0.68)
  Shares used in computing
     net income (loss) per share(1)...            4,392       4,660      2,816      6,439      6,587

                                                          Fiscal Year Ended September 30,
                                                ----------------------------------------------------
                                                 1993       1994        1995       1996       1997
                                                 ----       ----        ----       ----       ----
Balance Sheet Data:
  Working capital.....................           $3,809      $4,522    $12,220    $11,171     $7,550
  Total assets........................            8,169      10,111     19,712     17,279     11,545
  Long-term obligations...............                -           -         83         24          -
  Total stockholders' equity..........           $4,731      $5,650    $13,679    $12,952     $8,566

---------------

(1) Computed on the basis described in Note 1 of Notes to Consolidated Financial Statements.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Consolidated Financial Statements as of September 30, 1997 and 1996 and for the three fiscal years ended September 30, 1997, 1996 and 1995 included herein this Report on Form 10-K for the fiscal year ended September 30, 1997.

         In addition, in order to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company hereby notifies readers that the factors set forth above in Item 1 under "Additional Factors That May Affect Future Results," as well as other factors, could in the future affect, and in the past have affected, the Company's actual results and could cause the Company's results for future periods to differ materially from those expressed in any forward looking statements made by or on behalf of the Company, including without limitation those made in the discussion below.

Overview

         Accom designs, manufactures, sells, and supports a complete line of digital video signal processing, editing, and disk recording tools, and its ELSET(TM) virtual set systems, primarily for the professional worldwide video and computer graphics production, post production and distribution marketplaces.

         The following table  summarizes the Company's  products and the primary markets they address.
-----------------------------------------------------------------------------------------------------------
                                        Primary Markets / Products
                                        --------------------------
      Production:
           ELSET(TM) Virtual Set
           Work Station Disk ("WSD(R)") 2Xtreme(TM)  Computer Graphics Digital Disk Recorder
      Post Production:
           Signal Processors
           Editing:
               On-line Video Editors:
                    Axial(R) 2020 (first generation)
                    Axial(R) 2010 (lower cost first generation)
                    Axial(R) 3000 (second generation)
               Digital Disk Recorders:
                    Real Time Disk ("RTD(TM)") 4224
                    Accom Professional Recorder ("APR(TM)") Attache(TM)
      Distribution:
           Axess(TM) Digital News Graphic and Clip Server
-----------------------------------------------------------------------------------------------------------

         In late fiscal 1995, the Company increased its ownership interest in ELSET Electronic-Set GmbH, a German limited liability company ("ELSET GmbH"), to 100% for approximately $7.6 million in cash, funded with a portion of the proceeds of the Company's fiscal 1995 initial public offering (the "ELSET(TM) Acquisition"). The ELSET(TM) virtual set system operates on either a Silicon Graphics, Inc. ("SGI") workstation or a Windows NT platform.

         The Company's revenues are currently derived primarily from product sales. The Company generally recognizes revenue upon product shipment. If significant obligations exist at the time of shipment, revenue recognition is deferred until obligations are met. Beginning in the second quarter of fiscal 1996, the Company's revenues included revenues from licensing of ELSET(TM) software. In the fourth quarter of 1996, revenues also included the resale of SGI workstations.

                  The Company's gross margin has historically fluctuated from quarter to quarter and declined on an annual basis. If the Company resells a SGI workstation as part of the ELSET(TM) Virtual Set, gross margins will decline. In the future, gross margins will be dependent on the mix of higher and lower-priced products and the percentage of sales made through direct and indirect distribution channels.

         Software development costs are recorded in accordance with Statement of Financial Accounting Standards No. 86. To date, the Company has expensed all of its internal software development costs.

Results of Operations

Fiscal Years 1997 vs. 1996

         The  following  table  presents  the  Company's  fiscal  1997  and 1996
Consolidated  Statements of Operations,  as reported and as normalized to remove the effects of special charges and credits  incurred during each of those fiscal years (dollar amounts in thousands, except per share data).
                                                                                       Increase (Decrease)
                                                                                       -------------------
                                                               1997         1996       Amount      Percent
                                                               ----         ----       ------      -------
Net sales
  Reported                                                    $ 17,627    $ 21,408    $ (3,781)     (17.7)%
  Normalized                                                    17,627      21,408      (3,781)     (17.7)%
Cost of sales
  Reported                                                      11,034      11,010          24        0.2%
  Normalized                                                     8,534      10,410      (1,876)     (18.0)%
                                                              ---------------------------------------------
     Gross margin
       Reported                                                  6,593      10,398      (3,805)     (36.6)%
       Normalized                                                9,093      10,998      (1,905)     (17.3)%
                                                              ---------------------------------------------
Operating expenses:
  Research and development
     Reported                                                    3,344       3,926        (582)     (14.8)%
     Normalized                                                  3,344       3,926        (582)     (14.8)%
  Marketing and sales
     Reported                                                    5,981       7,356      (1,375)     (18.7)%
     Normalized                                                  5,136       6,762      (1,626)     (24.0)%
  General and administrative
     Reported                                                    1,925       1,487         438       29.5%
     Normalized                                                  1,274       1,487        (213)     (14.3)%
  Charge (credit) for acquired in-process technology
     Reported                                                     --          (750)        750      100.0%
     Normalized                                                   --          --          --       --
                                                              ---------------------------------------------
  Total operating expenses
     Reported                                                   11,250      12,019        (769)      (6.4)%
     Normalized                                                  9,754      12,175      (2,421)     (19.9)%
                                                              ---------------------------------------------
Operating loss
  Reported                                                      (4,657)     (1,621)     (3,036)     187.3%
  Normalized                                                      (661)     (1,177)        516       43.8%
Interest and other income (expense), net
  Reported                                                         176         209         (33)     (15.8)%
  Normalized                                                       176         209         (33)     (15.8)%
                                                              ---------------------------------------------
Loss before provision for (benefit from) income taxes
  Reported                                                      (4,481)     (1,412)     (3,069)    (217.4)%
  Normalized                                                      (485)       (968)        483       49.9%
Provision for (benefit from) income taxes
  Reported                                                           9        (496)        505     (101.8)%
  Normalized                                                         9        (287)        296     (103.1)%
                                                              ---------------------------------------------
Net loss
  Reported                                                    $ (4,490)   $   (916)   $ (3,574)    (390.2)%
  Normalized                                                      (494)       (681)        187       27.5%
                                                              =============================================
Net loss per share
  Reported                                                    $  (0.68)   $  (0.14)   $  (0.54)    (390.2)%
  Normalized                                                     (0.08)      (0.11)       0.03       27.5%
                                                              =============================================

         Note: Special charges for fiscal 1997 represent $4.0 million pretax to streamline operations and provide valuation reserves against inventories, receivables and fixed assets. Special charges and credits for fiscal 1996 represent $1.2 million pretax charges to writedown demonstration inventory offset by $0.8 million pretax reversal of acquired in process technology charges.


         The  following  table  presents  the  Company's  fiscal  1997  and 1996
Consolidated  Statements of Operations as a percentage of net sales, as reported and as normalized to remove the effects of special charges and credits  incurred during each of those fiscal years.
                                                                                                            Increase
                                                                                      1997       1996      (Decrease)
                                                                                      ----       ----      ----------
Net sales
     Reported                                                                          100.0%     100.0%       0.0%
     Normalized                                                                        100.0%     100.0%       0.0%
Cost of sales
     Reported                                                                           62.6%      51.4%      11.2%
     Normalized                                                                         48.4%      48.6%      (0.2)%
                                                                                   ---------------------------------
           Gross margin
             Reported                                                                   37.4%      48.6%     (11.2)%
             Normalized                                                                 51.6%      51.4%       0.2%
                                                                                   ---------------------------------
Operating expenses:
     Research and development
        Reported                                                                        19.0%      18.3%       0.6%
        Normalized                                                                      19.0%      18.3%       0.6%
     Marketing and sales
        Reported                                                                        33.9%      34.4%      (0.4)%
        Normalized                                                                      29.1%      31.6%      (2.4)%
     General and administrative
        Reported                                                                        10.9%       6.9%       4.0%
        Normalized                                                                       7.2%       6.9%       0.3%
     Charge (credit) for acquired in-process technology
        Reported                                                                           -       (3.5)%      (3.5)%
        Normalized                                                                         -          -           -
                                                                                   ---------------------------------
     Total operating expenses
        Reported                                                                        63.8%      56.1%       7.7%
        Normalized                                                                      55.3%      56.9%      (1.5)%
                                                                                   ---------------------------------
Operating loss
     Reported                                                                         (26.4)%     (7.6)%     (18.8)%
     Normalized                                                                        (3.7)%     (5.5)%       1.7%
Interest and other income (loss), net
     Reported                                                                            1.0%       1.0%         -
     Normalized                                                                          1.0%       1.0%         -
                                                                                   ---------------------------------
Loss before provision for (benefit from) income taxes
     Reported                                                                         (25.4)%     (6.6)%     (18.8)%
     Normalized                                                                        (2.8)%     (4.5)%       1.7
Provision for (benefit from) income taxes
     Reported                                                                            0.1%     (2.3)%       2.4%
     Normalized                                                                          0.1%     (1.3)%       1.4%
                                                                                   ---------------------------------
Net loss
     Reported                                                                         (25.5)%     (4.3)%     (21.2)%
     Normalized                                                                        (2.8)%     (3.2)%       0.4%
                                                                                   =================================

         Note: Special charges for fiscal 1997 represent $4.0 million pretax to streamline operations and provide valuation reserves against inventories, receivables and fixed assets. Special charges and credits for fiscal 1996 represent $1.2 million pretax charges to writedown demonstration inventory offset by $0.8 million pretax reversal of acquired in process technology charges.

         The following fiscal 1997 vs. 1996 results of operations discussions are based upon normalized results, without inclusion of the above noted special charges and credits incurred during each of those fiscal years.

         Net sales. The decrease in net sales during fiscal 1997 from fiscal 1996 levels was primarily due to decreased sales in the video post production marketplace. That decrease was partially offset by increased sales in the video broadcasting and computer graphics production and post production marketplaces.

         International sales in fiscal 1997 and 1996 represented 42.4% and 38.2% of net sales, respectively, as export sales to Europe decreased to 10% from 14%, respectively, and export sales to the Pacific Rim increase to 27% from 19%.

         The following table presents fiscal 1997 and 1996 net sales dollar volumes by market and related percentages of total net sales (dollar amounts in thousands).

                                       1997                      1996
                                       ----                      ----
                  Market       Amount        Percent     Amount        Percent
                  ------       ------        -------     ------        -------


Production                     $ 8,259        46.9%     $ 7,806           36.5%

Post Production                  6,534        37.1%      11,608           54.2%

Broadcasting                     2,408        13.7%       1,681            7.9%

Other                              426         2.4%         313            1.5%
                               --------------------     -----------------------
                               $17,627       100.0%     $21,408          100.0%
                               ====================     =======================


         Cost of sales. Normalized gross margin percentage for fiscal 1997 increased over fiscal 1996 levels primarily due to a greater portion of higher margin ELSET(TM) software sales included in the sales mix.

         Research and development. Fiscal 1997's decrease in normalized research and development expenses primarily was a result of decreases in headcount and related overhead expenses after the Company's streamlining of operations.

         Marketing and sales. Fiscal 1997's decrease in normalized marketing and sales expenses was primarily due to decreases in headcount, demonstration equipment refurbishment costs, and trade show and promotion expenses after the Company's streamlining of operations.

         General and administrative. The decrease in normalized general and administrative expenses from fiscal 1996 levels was primarily due to reductions in headcount after the Company's streamlining of operations.

         Interest and other income, net. The decrease in interest and other income, net during fiscal 1997 was primarily due to reduced average interest bearing cash and cash equivalent balances.

         Provision for (benefit from) income taxes. Fiscal 1996's benefit from income taxes was due to the Company's ability to carry back federal and state net operating losses to prior periods. In fiscal 1997, no further net operating loss carrybacks were available and the Company is in a net operating loss carryforward position.

         Net loss. As result of the factors noted above, normalized net loss decreased in fiscal 1997 from fiscal 1996's normalized net loss.

Fiscal Years 1996 vs. 1995

         The  following  table  presents  the  Company's  fiscal  1996  and 1995
Consolidated  Statements of Operations,  as reported and as normalized to remove the effects of special charges and credits  incurred during each of those fiscal years (dollar amounts in thousands, except per share data).
                                                                                   Increase (Decrease)
                                                                                   -------------------
                                                          1996         1995        Amount       Percent
                                                          ----         ----        ------       -------
Net sales
  Reported                                              $ 21,408    $ 21,312          96          0.5%
  Normalized                                              21,408      21,312          96          0.5%
Cost of sales
  Reported                                                11,010      10,137         873          8.6%
  Normalized                                              10,410      10,137         273          2.7%
                                                        ----------------------------------------------
     Gross margin
       Reported                                           10,398      11,175        (777)        (7.0)%
       Normalized                                         10,998      11,175        (177)        (1.6)%
                                                        ----------------------------------------------
Operating expenses:
  Research and development
     Reported                                              3,926       3,791         135          3.6%
     Normalized                                            3,926       3,791         135          3.6%
  Marketing and sales
     Reported                                              7,356       6,142       1,214         19.8%
     Normalized                                            6,762       6,142         620         10.1%
  General and administrative
     Reported                                              1,487       1,268         219         17.3%
     Normalized                                            1,487       1,268         219         17.3%
  Charge (credit) for acquired in-process technology
     Reported                                               (750)     10,766     (11,516)      (107.0)%
     Normalized                                             --          --          --         --
                                                        ----------------------------------------------
  Total operating expenses
     Reported                                             12,019      21,967      (9,948)       (45.3)%
     Normalized                                           12,175      11,201         974          8.7%
                                                        ----------------------------------------------
Operating loss
  Reported                                                (1,621)    (10,792)      9,171         85.0%
  Normalized                                              (1,177)        (26)     (1,151)    (4,426.9)%
Interest and other income (expense), net
  Reported                                                   209        (180)        389        216.1%
  Normalized                                                 209        (180)        389        216.1%
                                                        ----------------------------------------------
Loss before provision for (benefit from) income taxes
  Reported                                                (1,412)    (10,972)      9,560         87.1%
  Normalized                                                (968)       (206)       (762)      (369.9)%
Provision for (benefit from) income taxes
  Reported                                                  (496)       (132)       (364)       275.8%
  Normalized                                                (287)       (132)       (155)       117.4%
                                                        ----------------------------------------------
Net loss
  Reported                                              $   (916)   $(10,840)   $  9,924         91.5%
  Normalized                                                (681)        (74)       (607)      (820.3)%
                                                        ==============================================
Net loss per share
  Reported                                              $  (0.14)   $  (3.85)   $   3.71         96.4%
  Normalized                                               (0.11)      (0.03)      (0.08)      (820.3)%
                                                        ==============================================

         Note: Special charges and credits for fiscal 1996 represent $1.2 million pretax charges to writedown demonstration inventory offset by $0.8 million pretax reversal of acquired in process technology charges. Special charges for fiscal 1995 represent $10.8 million pretax for acquired in process technology.

         The  following  table  presents  the  Company's  fiscal  1996  and 1995
Consolidated  Statements of Operations as a percentage of net sales, as reported and as normalized to remove the effects of special charges and credits  incurred during each of those fiscal years.
                                                                                                          Increase
                                                                                    1996        1995     (Decrease)
                                                                                    ----        ----     ----------
Net sales
     Reported                                                                      100.0%       100.0         -
     Normalized                                                                    100.0%       100.0         -
Cost of sales
     Reported                                                                       51.4%        47.6%        3.9%
     Normalized                                                                     48.6%        47.6%        1.1%
                                                                                ------------------------------------
           Gross margin
              Reported                                                              48.6%        52.4%       (3.9)%
              Normalized                                                            51.4%        52.4%       (1.1)%
                                                                                ------------------------------------
Operating expenses:
     Research and development
        Reported                                                                    18.3%        17.8%        0.6%
        Normalized                                                                  18.3%        17.8%        0.6%
     Marketing and sales
        Reported                                                                    34.4%        28.8%        5.5%
        Normalized                                                                  31.6%        28.8%        2.8%
     General and administrative
        Reported                                                                     6.9%         5.9%        1.0%
        Normalized                                                                   6.9%         5.9%        1.0%
     Charge (credit) for acquired in-process technology
        Reported                                                                    (3.5)%       50.5%       54.0%
        Normalized                                                                     -            -           -
                                                                                ------------------------------------
     Total operating expenses
        Reported                                                                    56.1%       103.1%      (46.9)%
        Normalized                                                                  56.9%        52.6%        4.3%
                                                                                ------------------------------------
Operating loss
     Reported                                                                       (7.6)%      (50.6)%      43.0%
     Normalized                                                                     (5.5)%       (0.1)%      (5.4)%
Interest and other income (expense), net
     Reported                                                                        1.0%        (0.8)%       1.8%
     Normalized                                                                      1.0%        (0.8)%       1.8%
                                                                                ------------------------------------
Loss before benefit from income taxes
     Reported                                                                       (6.6)%      (51.5)%      44.9%
     Normalized                                                                     (4.5)%       (1.0)%      (3.6)%
Benefit from income taxes
     Reported                                                                       (2.3)%       (0.6)%      (1.7)%
     Normalized                                                                     (1.3)%       (0.6)%      (0.7)%
                                                                                ------------------------------------
Net loss
     Reported                                                                       (4.3)%      (50.9)%      46.6%
     Normalized                                                                     (3.2)%       (0.3)%      (2.8)%
                                                                                ====================================

         Note: Special charges and credits for fiscal 1996 represent $1.2 million pretax charges to writedown demonstration inventory offset by $0.8 million pretax reversal of acquired in process technology charges. Special charges for fiscal 1995 represent $10.8 million pretax for acquired in process technology.

         The following fiscal 1996 vs. 1995 results of operations discussions are based on normalized results, without inclusion of the above noted special charges and credits.

         Net sales. The increase in net sales during fiscal 1996 from fiscal 1995 levels was primarily due to increased sales in the video production marketplace from introduction of the ELSET(TM) virtual set, increases sales in the video broadcasting marketplace, and increases of Axial(R) sales in the video broadcast marketplace, offset by decreases in signal processing and digital disk recorder sales in the video broadcast marketplace and in the computer graphics production and post production marketplaces.

         International sales in fiscal 1996 and 1995 represented 38.2% and 51.1% of net sales, respectively, as export sales to Europe decreased to 14% from 19%, respectively, and export sales to the Pacific Rim decreased to 19% from 24%.

         The following table presents fiscal 1996 and 1995 net sales dollar volumes by market and related percentages of total net sales (dollar amounts in thousands).

                                      1996                        1995
                                      ----                        ----
                   Market      Amount        Percent      Amount        Percent
                   ------      ------        -------      ------        -------


Production                     $ 7,806         36.5%     $ 8,908           41.8%

Post Production                 11,608         54.2%      11,853           55.6%

Broadcasting                     1,681          7.9%         342            1.6%

Other                              313          1.5%         209            1.0%
                               ---------------------     -----------------------
                               $21,408        100.0%     $21,312          100.0%
                               =====================     =======================

         Cost of sales. Normalized gross margin percentage decreased during fiscal 1996 primarily due to increased costs of manufacturing certain disk based products.

         Research and development. Fiscal 1996's increase in research and development expenses was primarily due to an increase in personnel costs related to ELSET(TM) virtual set product development, offset by reduced headcount in other product development areas and by a decrease in prototyping expenses related to other new product development.

         Marketing and sales. Fiscal 1996's increase in normalized marketing and sales expenses resulted from a increase in ELSET(TM) marketing activities and an increase in headcount.

         General and administrative. The increase in fiscal 1996's general and administrative expenses was due to an increase in insurance costs.

         Interest and other income, net. The increase in interest and other income in fiscal 1996 was due to investment of the Company's initial public offering proceeds in interest bearing cash and cash equivalent accounts.

         Provision for (benefit from) income taxes. Fiscal 1996 and 1995's benefit from income taxes was due to the Company's ability to carry back federal and state net operating losses to prior periods.

         Net loss. As a result of the above noted factors, normalized net loss increased in fiscal 1996 from the amount incurred in fiscal 1995.

Liquidity and Capital Resources

         Since inception, the Company has financed its operations and expenditures for property and equipment through the sale of capital stock, borrowings under a bank line of credit and term loans. On September 29, 1995, the Company completed its initial public offering and received approximately $17.8 million in net proceeds. On September 29, 1995, it completed the acquisition of the shares of ELSET GmbH it did not already own for approximately $7.6 million. As of September 30, 1997, the Company had $5.3 million of cash and cash equivalents.

         Operating activities provided $1.5 million in net cash during fiscal 1997 and used $3.7 million in net cash during fiscal 1996. Net cash provided in fiscal 1997 was due primarily to decreases in accounts receivable and inventories partially offset by decreases in accounts payable and accrued liabilities. Net cash used in 1996 was due primarily to decreases in other accrued liabilities and increases in accounts receivable partially offset by increases in accounts payable.

         The Company has a revolving line of credit with Comerica Bank that allows for borrowings up to $4.0 million, subject to the level of accounts receivable. As of September 30, 1997, approximately $2.2 million of borrowings were available under this line of credit, of which the Company had no borrowings outstanding. Indebtedness under the line of credit accrues at Comerica's base rate and is secured by substantially all of the Company's assets. The line of credit may be terminated by either party upon 30 days' notice. Borrowings under the line of credit are subject to certain financial covenants, and the Company was in compliance with all such covenants at September 30, 1997.

         The Company believes that its existing cash, cash equivalents and credit facilities will be sufficient to meet its cash requirements for at least the next twelve months. Although operating activities may provide cash in certain periods, to the extent the Company grows in the future, its operating and investing activities may use cash and, consequently, such growth may require the Company to obtain additional sources of financing. There can be no assurance that any necessary additional financing will be available to the Company on commercially reasonable terms, if at all.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         Not Applicable

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Item 14(a) for an index to the consolidated financial statements and supplementary financial information that are attached hereto.

Item 9.  Changes  in  and  Disagreements  with   Accountants  on  Accounting and
         Financial Disclosure

         Not applicable.

                                    PART III

         Certain information required by Part III is omitted from this report because the Company will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the "Proxy Statement") for its annual meeting of shareholders to be held February 17, 1997 and the information included therein is incorporated herein by reference.

Item 10. Directors and Executive Officers of the Registrant

         Information with respect to directors of the Company is incorporated by
reference   from   the    information    under   the   caption    "Election   of
Directors--Nominees" in the Company's Proxy Statement.

         Information as to the Company's executive officers appears at the end of Part I of this report.

         Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement.

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

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      The following documents are filed as part of this Report:

         (1)      Financial  Statements  and  Report of Ernst &
                  Young LLP, Independent Auditors

                  Report  of  Ernst  & Young  LLP,  Independent
                  Auditors.

                  Consolidated Balance Sheet as of September 30, 1997 and 1996.

                  Consolidated Statements of Operations - For the Fiscal Years ended September 30, 1997,
                  1996 and 1995.

                  Consolidated Statement of Shareholders' Equity - For the Fiscal Years ended September 30, 1997, 1996 and 1995.

                  Consolidated Statements of Cash Flows - For the Fiscal Years ended September 30, 1997,
                  1996 and 1995.

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

         (3)      Exhibits  (numbered in  accordance  with Item
                  601 of Regulation S-K)

  Number                               Description
  ------                               -----------
  3.1(1)        Bylaws of the Company.
  3.2(2)        Amended and Restated Certificate of Incorporation of the Company
                filed with the  Delaware  Secretary of State upon the closing of the Company's initial public offering.
  3.3           Certificate of Designation of Rights, Preferences and Privileges
                of Series A Participating  Preferred Stock. Reference is made to
                Exhibit 4.3
  4.1           Reference is made to Exhibits 3.1, 3.2, 3.3 and 4.3.
  4.2(1)        Specimen Common Stock Certificate.
  4.3(3)        Preferred  Shares  Rights  Agreement,  dated as of September 13,
                1996,  between the Company and U.S. Stock Transfer  Corporation, including the Certificate of Designation of Rights,  Preferences
                and Privileges of Series A Participating  Preferred  Stock,  the
                form of Rights  Certificate  and the Summary of Rights  attached thereto as Exhibits A, B and C, respectively.
 10.1           Lease  Extension  dated  October 25,  1996 by and between  Menlo
                Business Park and Partician Associates, Inc. and the Company.
 10.2(4)        1997  Non-Executive   Stock  Option  Plan  and  Form  of  Option
                Agreement.
 11.1(5)        Statement Regarding Computation of Net Loss Per Share.
 21.1           Subsidiaries of the Company
 23.1           Consent of Ernst & Young LLP, Independent Auditors.
 23.2           Report of Ernst & Young LLP, Independent  Auditors, on Financial
                Statement  Schedule  (reference  is  made  to  page  F-1 of this
                Report)
 24.1           Power of Attorney (reference is made to page 39 of this Report).
 27.1           Financial Data Schedule.
----------------

(1) Incorporated by reference to exhibits filed in response to Item 16(a), "Exhibits," of the Registrant's Registration Statement on Form S-1 and Amendment No. 1, Amendment No. 2 and Amendment No. 3 thereto (File No. 33-95728), which became effective on September 26, 1995.

(2) Incorporated by reference from an exhibit filed with the Company's Annual Report on 10-K for the fiscal year ended September 30, 1995 (File No. 0-26620).

(3) Incorporated by reference from an exhibit filed with the Company's Registration Statement on Form 8-A (File No. 0-26620) to register Preferred Share Purchase Rights under the Company's stockholder rights plan, adopted by the Company's board of directors on September 3, 1996.

(4) Incorporated by reference from an exhibit filed with the Company's Registration Statement on Form S-8 (File No. 333-23635), filed on March 20, 1997

(5) Incorporated by reference from an exhibit filed with the Company's Annual Report on 10-K for the fiscal year ended September 30, 1996 (File No. 0-26620).

(b)  Reports on Form 8-K

No Reports on Form 8-K were filed during the three months ended September 30, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Menlo Park, California on this 23rd day of December 1997.

                                          ACCOM, INC.


                                          By: /s/        CAL R. HOAGLAND
                                              ----------------------------------
                                                         Cal R. Hoagland
                                                     Vice President Finance
                                                   and Chief Financial Officer


                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Junaid Sheikh and Cal R. Hoagland, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

         Pursuant to the  requirements  of the Securities  Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.
              Signature                                   Title                              Date
              ---------                                   -----                              ----
          /s/ JUNAID SHEIKH             Chairman of the Board of Directors,           December 23, 1997
          -----------------             President and Chief Executive Officer
           (Junaid Sheikh)              (Principal Executive Officer)


         /s/ CAL R. HOAGLAND            Vice President Finance and  Chief             December 23, 1997
         -------------------            Financial Officer (Principal Financial
          (Cal R. Hoagland)             and Accounting Officer)


         /s/ LIONEL M. ALLAN            Director                                      December 23, 1997
         -------------------
          (Lionel M. Allan)

        /s/ THOMAS E. FANELLA           Director                                      December 23, 1997
        ---------------------
         (Thomas E. Fanella)

         /s/ ROBERT L. WILSON           Director                                      December 23, 1997
         --------------------
          (Robert L. Wilson)

                                   Accom, Inc.
                        Consolidated Financial Statements
                        As of September 30, 1997 and 1996
                                       and
          For the three fiscal years ended September 30, 1997, 1996 and
                       1995 with Report of Independent Auditors

                                   Accom, Inc.
                        Consolidated Financial Statements
                        As of September 30, 1997 and 1996
                                       and
          For the three fiscal years ended September 30, 1997, 1996 and
                       1995 with Report of Independent Auditors



                                    Contents


Report of Ernst & Young LLP, Independent Auditors ........................   F-1

Consolidated Financial Statements:

         Consolidated Balance Sheets .....................................   F-2

         Consolidated Statements of Operations ...........................   F-3

         Consolidated Statements of Stockholders' Equity .................   F-4

         Consolidated Statements of Cash Flows ...........................   F-5

         Notes to Consolidated Financial Statements ......................   F-7

                Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders
Accom, Inc.


     We have audited the accompanying consolidated balance sheets of Accom, Inc. as of September 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three fiscal years in the period ended September 30, 1997. Our audits also included the consolidated financial statement schedule listed in the Index at Item 14(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement and schedule presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Accom, Inc. as of September 30, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended September 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                Ernst & Young LLP

Palo Alto, California
October 29, 1997

                                   Accom, Inc.
                           Consolidated Balance Sheets
                      (in thousands, except per share data)


                                                                                                            As of September 30,
                                                                                                         --------------------------
                                                                                                           1997              1996
                                                                                                         --------          --------
                                Assets
Current assets:
   Cash and cash equivalents                                                                             $  5,317          $  4,221
   Accounts receivable, net of allowance for doubtful accounts of
     $401 and $223 as of September 30, 1997 and 1996, respectively
                                                                                                            3,239             4,519
   Inventories                                                                                                980             5,447
   Income tax refunds receivable                                                                              621               195
   Deferred tax assets                                                                                         38               695
   Prepaid expenses and other current assets                                                                  334               377
                                                                                                         --------------------------
     Total current assets                                                                                  10,529            15,454
Property and equipment, net                                                                                   967             1,683
Other assets                                                                                                   49               142
                                                                                                         --------------------------
     Total assets                                                                                        $ 11,545          $ 17,279
                                                                                                         ==========================

                  Liabilities and Stockholders' Equity
Current liabilities:
   Notes payable                                                                                               24                58
   Accounts payable                                                                                         1,476             2,242
   Accrued liabilities and customer deposits                                                                1,338             1,455
   Deferred revenue                                                                                           141               528
                                                                                                         --------------------------
     Total current liabilities                                                                              2,979             4,283
Long-term liabilities                                                                                        --                  44
                                                                                                         --------------------------
     Total liabilities                                                                                      2,979             4,327
                                                                                                         --------------------------
Stockholders' equity:
   Preferred stock, $0.001 per share par value; issuable in series; 2,000 shares authorized and no shares issued and outstanding as
     of September 30, 1997 and 1996                                                                          --                --
   Common stock, $0.001 per share par value; 20,233 shares authorized as of  September  30,  1997 and 1996;  6,627 and 6,494  shares  issued  and outstanding as of September 30, 1997 and 1996, respectively
                                                                                                           21,427            21,323
   Accumulated deficit                                                                                    (12,861)           (8,371)
                                                                                                         --------------------------
     Total stockholders' equity                                                                             8,566            12,952
                                                                                                         --------------------------
     Total liabilities and stockholders' equity                                                          $ 11,545          $ 17,279
                                                                                                         ==========================

                       The accompanying notes are an integral part of these consolidated financial statements.

                                   Accom, Inc.
                      Consolidated Statements of Operations
                      (in thousands, except per share data)

                                                                                          Fiscal Years Ended September 30,
                                                                                   ------------------------------------------------
                                                                                     1997                1996                1995
                                                                                   --------            --------            --------
Net sales                                                                          $ 17,627            $ 21,408            $ 21,312

Cost of sales                                                                        11,034              11,010              10,137
                                                                                   ------------------------------------------------

  Gross margin                                                                        6,593              10,398              11,175
                                                                                   ------------------------------------------------

Operating expenses:
  Research and development                                                            3,344               3,926               3,791
  Marketing and sales                                                                 5,981               7,356               6,142
  General and administrative                                                          1,925               1,487               1,268
  Charge (credit) for acquired in-process technology
                                                                                       --                  (750)             10,766
                                                                                   ------------------------------------------------

  Total operating expenses                                                           11,250              12,019              21,967
                                                                                   ------------------------------------------------

Operating loss                                                                       (4,657)             (1,621)            (10,792)

  Interest and other income (expense), net                                              176                 209                (180)
                                                                                   ------------------------------------------------

Loss before provision for (benefit from)
  income taxes                                                                       (4,481)             (1,412)            (10,972)

  Provision for (benefit from) income taxes                                               9                (496)               (132)
                                                                                   ------------------------------------------------

Net loss                                                                           $ (4,490)           $   (916)           $(10,840)
                                                                                   ================================================

Net loss per share                                                                 $  (0.68)           $  (0.14)           $  (3.85)
                                                                                   ================================================

Shares used in computing net loss per share                                           6,587               6,439               2,816
                                                                                   ================================================


                       The accompanying notes are an integral part of these consolidated financial statements.

                                   Accom, Inc.
                 Consolidated Statements of Stockholders' Equity
                                 (in thousands)

                                               Convertible Preferred Stock          Common Stock,         Retained          Total
                                                $0.001 Per Share Par Value    $0.001 Per Share Par Value   Earnings        Stock-
                                               ---------------------------    -------------------------- (Accumulated      holders'
                                                   Shares         Amount         Shares        Amount       Deficit)        Equity
                                                  --------       --------       --------      --------      --------       --------
Balances, September 30, 1994                         1,479       $      1          2,339      $  2,264      $  3,385       $  5,650
  Issuance of Series B
     preferred stock, net of
     issuance costs of $83                             417          2,218           --            --            --            2,218
  Issuance of common stock
     upon exercise of stock
     options                                          --             --               44            22          --               22
  Conversion of preferred
     stock into common stock                        (1,896)        (2,219)         1,896         2,219          --             --
  Initial public offering of
     common stock, net of
     issuance costs of $2,496                         --             --            2,125        16,629          --           16,629
  Net loss                                            --             --             --            --         (10,840)       (10,840)
                                                  ---------------------------------------------------------------------------------
Balances, September 30, 1995                          --             --            6,404        21,134        (7,455)        13,679
  Issuance of common stock
     upon exercise of stock
     options                                          --             --               36            19          --               19
  Purchase of common stock
     through Employee Stock
     Purchase Plan                                    --             --               53           170          --              170
  Net loss                                            --             --             --            --            (916)          (916)
                                                  ---------------------------------------------------------------------------------
Balances, September 30, 1996                          --             --            6,494        21,323        (8,371)        12,952
  Issuance of common stock
     upon exercise of stock
     options                                          --             --              104            58          --               58
  Purchase of common stock
     through Employee Stock
     Purchase Plan                                    --             --               29            46          --               46
  Net loss                                            --             --             --            --          (4,490)        (4,490)
                                                  ---------------------------------------------------------------------------------
Balances, September 30, 1997                          --             --            6,627      $ 21,427      $(12,861)      $  8,566
                                                  =================================================================================


                       The accompanying notes are an integral part of these consolidated financial statements.


                                                    Accom, Inc.
                                       Consolidated Statements of Cash Flows
                                                  (in thousands)

                                                                              Fiscal Years Ended September 30,
                                                                              ---------------------------------
                                                                              1997          1996           1995
                                                                              ----          ----           ----

                  Cash Flows From Operating Activities
Net loss                                                                     $(4,490)      $  (916)      $(10,840)
Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities:
   Charge (credit) for acquired in-process technology                              -          (750)        10,766
   Depreciation and amortization                                                 528           760            533
   Establishment of reserves against accounts
      receivable, inventories, and property and
      equipment, and accruals for streamlining
      operations                                                               3,995             -              -
   Changes in operating assets and liabilities, net of effects of acquisition and reserves to streamline operations
     Accounts receivable                                                       1,030          (815)           224
     Inventories                                                               1,967          (711)          (539)
     Income tax refunds receivable                                              (426)         (145)           (51)
     Deferred tax assets, net                                                    637          (275)           (17)
     Prepaid expenses and other current assets                                    43           (82)          (155)
     Accounts payable                                                           (766)          523            503
     Accrued liabilities and customer deposits                                  (611)       (1,524)           161
     Income taxes payable                                                          -             -           (128)
     Deferred revenue                                                           (387)          192            (38)
                                                                          ------------------------------------------
       Net cash provided by (used in) operating activities                     1,520        (3,743)           419
                                                                          ------------------------------------------

                  Cash Flows From Investing Activities
Acquisition of ELSET, net of cash acquired                                         -             -         (9,195)
Expenditures for property and equipment                                         (563)         (847)          (965)
(Increase) decrease in other assets                                               93           (88)            (1)
                                                                          ------------------------------------------
       Net cash used in investing activities                                    (470)         (935)       (10,161)
                                                                          ------------------------------------------

                  Cash Flows from Financing Activities
Borrowings under line of credit                                                    -             -          1,850
Payments on line of credit                                                         -             -         (2,875)
Borrowings under notes payable                                                     -             -            175
Repayments on notes payable                                                      (58)          (59)          (534)
Issuance of convertible preferred stock                                            -             -          2,218
Issuance of common stock                                                         104           189         17,481
                                                                          ------------------------------------------
       Net cash provided by financing activities                                  46           130         18,315
                                                                          ------------------------------------------

Net increase (decrease) in cash and cash equivalents                           1,096        (4,548)         8,573
Cash and cash equivalents at beginning of the year                             4,221         8,769            196
                                                                          ------------------------------------------
       Cash and cash equivalents at end of the year                          $ 5,317        $4,221         $8,769
                                                                          ==========================================

                                                     -Continued-

               The accompanying notes are an integral part of these consolidated financial statements.


                                                    Accom, Inc.
                                 Consolidated Statements of Cash Flows (Concluded)
                                                  (in thousands)

                                                                              Fiscal Years Ended September 30,
                                                                              ---------------------------------
                                                                              1997          1996           1995
                                                                              ----          ----           ----

            Supplemental Disclosure of Cash Flow Information

Interest paid                                                                     $6        $   11           $120
                                                                          ==========================================

Income taxes paid                                                                 $2       $     2           $118
                                                                          ==========================================

Noncash investing and financing activities:
  Accrued acquisition costs                                                        -         $(354)          $619
                                                                          ==========================================
  Assumption of net liabilities in acquisition                                     -             -           $892
                                                                          ==========================================
  Accrued initial public offering costs                                            -         $(819)          $830
                                                                          ==========================================

               The accompanying notes are an integral part of these consolidated financial statements.

                                                         F-6

                                   Accom, Inc.
                   Notes to Consolidated Financial Statements
           As of September 30, 1997 and 1996 and for each of the Three
                      Fiscal Years Ended September 30, 1997

1. Summary of Significant Accounting Policies

Nature of the Business

Accom, Inc. (the "Company") designs, manufactures, sells, and supports a complete line of digital video signal processing, editing, and disk recording tools, and virtual set systems, primarily for the professional worldwide video and computer graphics production, post production and distribution marketplaces.

Reclassifications

Certain amounts in the prior years' financial statements have been reclassified to conform with the fiscal 1997 presentation.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of significant intercompany transactions and balances.

Cash and Cash Equivalents

Cash equivalents consist of financial instruments having maturities of 90 days or less at the time of acquisition that are readily convertible into cash and have insignificant interest rate risk. As of September 30, 1997, cash equivalents consist of money market accounts, commercial paper, treasury bills, and municipal notes. Primarily all cash and cash investments are held by one major national bank and two major investment brokerage companies.

Concentration of Credit Risk

The Company sells its product primarily in North America, Europe and the Pacific Rim. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains allowances for potential credit losses and such losses have historically been within management's expectations.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market.

                                   Accom, Inc.
                   Notes to Consolidated Financial Statements
           As of September 30, 1997 and 1996 and for each of the Three
                      Fiscal Years Ended September 30, 1997

1. Summary of Significant Accounting Policies (continued)

Property and Equipment

Property and equipment is stated at cost and is depreciated using the straight-line method over the assets' estimated useful lives, which generally ranges from three to five years.

Revenue Recognition

The Company generally recognizes revenue upon shipment of its systems. Estimated costs for insignificant post shipment obligations are accrued for at the time of shipment. If significant post shipment obligations exist or there are concerns about collection at the time of shipment, revenue is deferred until obligations are met or collection occurs.

Employee Stock-Based Compensation

Accounting guidelines allow the use of two alternative methods to account for employee stock-based compensation. Under the first method, the recording of compensation expense at "fair value" is encouraged, but not required. Determination of "fair value" under this method is based on the use of valuation models not developed for use in valuing employee stock-based compensation. Under the second method, the recording of compensation expense is not required if the purchase price of employee stock-based compensation equals the market price of the underlying stock on the date of grant. The Company's employee stock-based compensation plans meet this requirement. Therefore, the Company has elected to follow the second method to account for employee stock-based compensation.

Although the Company is not required to record compensation expense, the guidelines of the first method requires disclosure of pro forma effects the theoretical expense has on reported net loss and net loss per share (see Note 8) based on that method's determination of "fair value."

Acquired In-Process Technology

In-process technology acquired in an acquisition accounted for under the purchase method is expensed upon acquisition.

                                   Accom, Inc.
                   Notes to Consolidated Financial Statements
           As of September 30, 1997 and 1996 and for each of the Three
                      Fiscal Years Ended September 30, 1997

1. Summary of Significant Accounting Policies (continued)

Income Taxes

The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Net Loss Per Share

Net loss per share is computed using the weighted average number of common shares outstanding during the period. Common equivalent shares from common stock options are excluded from the computation for fiscal 1997 and 1996 as their effect is antidilutive.

In addition, for fiscal 1995, pursuant to Securities and Exchange Commission guidelines, the computation included all dilutive and antidilutive common and common equivalent shares issued at prices below the public offering price during the 12-month period prior to the initial filing of the public offering as if they were issued at the initial public offering price. For purposes of the fiscal 1995 computation, common equivalent shares consisted of incremental common shares issuable upon the conversion of the previously outstanding convertible preferred stock (using the if-converted method) and shares issuable upon the exercise of stock options (using the treasury stock method). Had the calculation not been modified by SEC guidelines, fiscal 1995's net loss would have been $2.47 and the number of shares used in the calculation would have been 4,394,000.

New Accounting Guidelines

In fiscal 1997, new accounting guidelines were issued addressing the computation of net income (loss) per share, which will be effective for the Company in fiscal 1998 Under the new guidelines, two per share disclosures are required: the first, "basic," which is based solely on the weighted average shares issued and outstanding during the year; and second, "diluted," which includes the effect of dilutive common stock equivalents (which for the Company are common stock options). Net loss per share under the new guidelines is the same as that reported by the Company under the existing guidelines for all period presented.

Also in fiscal 1997, two additional new accounting guidelines were issued addressing the reporting of comprehensive income and revised disclosure of segment information, both of which will be effective for the Company in fiscal 1999.

                                   Accom, Inc.
                   Notes to Consolidated Financial Statements
           As of September 30, 1997 and 1996 and for each of the Three
                      Fiscal Years Ended September 30, 1997

2. ELSET Acquisition

During fiscal 1995 the Company and one of its wholly owned subsidiaries acquired an aggregate 100% of ELSET Electronic-Set GmbH ("ELSET") in several transactions. The Company accounted for the transactions using the purchase method. The aggregate purchase price was $10,766, 000, which included $9.1 million paid for the share capital, $0.9 million of estimated assumed net liabilities, and $0.8 million of estimated transaction and other costs. Based on the stage of acquired technology as of the date of acquisition, it was treated as in-process technology and the entire purchase price was expensed upon acquisition.

At the end of fiscal 1996, the Company reevaluated its estimates of the liabilities assumed based on information available at the time. As a result of this reevaluation, $750,000 was reversed as a credit for acquired in-process technology.

3. Inventories

Inventories consist of the following:
                                                      As of September 30,
                                                      -------------------
                                                  1997                  1996
                                                  ----                  ----
                                                        (In thousands)

Purchased parts and materials                   $   225                $1,105
Work-in-process                                     204                 1,842
Finished goods                                      182                   440
Demonstration inventory                             369                 2,060
                                             -----------------------------------
                                                $   980                $5,447
                                             ===================================

4. Property and Equipment

Property and equipment consist of the following:
                                                     As of September 30,
                                                      -------------------
                                                  1997                  1996
                                                  ----                  ----
                                                        (In thousands)

Machinery and equipment                         $ 1,768             $   2,574
Furniture and fixtures                              207                   207
Computer equipment                                1,070                 1,171
                                             -----------------------------------
                                                  3,045                 3,952
Less accumulated depreciation                    (2,078)               (2,269)
                                             -----------------------------------
Net property and equipment                      $   967             $   1,683
                                             ===================================

                                   Accom, Inc.
                   Notes to Consolidated Financial Statements
           As of September 30, 1997 and 1996 and for each of the Three
                      Fiscal Years Ended September 30, 1997

5. Accrued Liabilities and Customer Deposits

Accrued liabilities and customer deposits consist of the following:

                                                     As of September 30,
                                                      -------------------
                                                  1997                  1996
                                                  ----                  ----
                                                        (In thousands)

Accrued compensation                            $   275               $   328
Accrued acquisition liabilities                     208                   473
Accrued streamlining expenses                       379                     -
Other                                               476                   654
                                             -----------------------------------
                                                $ 1,338               $ 1,455
                                             ===================================

6. Bank Borrowings

The Company has a revolving line of credit with a bank which allows for borrowings up to $4,000,000, subject to the level of accounts receivable. As of September 30, 1997, the Company had no borrowings outstanding. and approximately $2.2 million was available for borrowing under the line. The line of credit remains in effect until terminated by either party upon 30 days' notice. Interest on the line of credit accrues at the bank's base rate (8.50% and 8.25% as of September 30, 1997 and 1996, respectively). Borrowings under the line are secured by all property of the Company. Borrowings on the credit arrangement are subject to certain financial covenants. As September 30, 1997, the Company was in compliance with these financial covenants.

In March 1995, the Company entered into a variable interest note payable with the same bank in equal monthly principal installments of approximately $5,000 plus interest through April 1, 1998. The note's interest rate is the bank's base rate plus 0.75% (9.25% at September 30, 1997). Borrowings under the note are secured by certain assets of the Company.

                                   Accom, Inc.
                   Notes to Consolidated Financial Statements
           As of September 30, 1997 and 1996 and for each of the Three
                      Fiscal Years Ended September 30, 1997

7. Commitments

Leasing Arrangements

The Company leases its primary office and manufacturing facility an under operating which expires in February, 2000 and provides for annual increases based on the local area's consumer price index. The Company is responsible for utilities, taxes and insurance under the lease. Rent expense for fiscal years 1995, 1996 and 1997 was approximately, $514,000, $424,000 and $ 395,000, respectively.

Minimum future rental payments under noncancelable leases at September 30, 1997 are as follows (in thousands):

1998                                                             $   499
1999                                                                 488
2000                                                                 206
                                                          ----------------------
Total                                                            $ 1,193
                                                          ======================

The Company is sublessor for a portion of its primary office and manufacturing facility. Sublease rental income for fiscal 1997 was approximately $84,000.

401(k) Plan

The Company has a 401(k) plan under which the employee may defer and invest a portion of his or her annual compensation up to certain annual limitations. The Company may, at its discretion, make certain matching contributions to the plan. The Company made no contributions to the 401(k) plan through September 30, 1997

8. Stockholders' Equity

Stock Options

Under the Company's Restated 1990 Stock Option Plan (the "1990 Plan") up to 833,333 shares of common stock could have been issued upon exercise of incentive stock options issued to employees or officers. Options were granted at a price not less than 100% of the fair market value of the Company's common stock on date of grant. Options under the 1990 Plan generally vested over a period of five years. In Fiscal 1995, the 1990 Plan was terminated with respect to future grants due to adoption of the 1995 Stock Option/Stock Issuance Plan (the "1995 Plan").

                                   Accom, Inc.
                   Notes to Consolidated Financial Statements
           As of September 30, 1997 and 1996 and for each of the Three
                      Fiscal Years Ended September 30, 1997

8. Stockholders' Equity (continued)

Stock Options (continued)

The 1995 Plan increased the number of shares available for grant by 1,258,036 plus automatic annual increases in 1996, 1997 and 1998. Under the 1995 Plan, options may be granted and shares may be issued at a price not less than 85% of the fair value of the Company's common stock on date of grant.

During Fiscal 1997, the Company adopted the 1997 Non-Executive Stock Option Plan (the "1997 Plan"), under which options for up to 500,000 shares of common stock are available for grant to employees other than officers and directors at a price not less than 100% of the fair value of the Company's common stock on date of grant.

Stock option activity is summarized below:

                                            Shares            Outstanding Options            Weighted
                                           Available          -------------------             Average
                                           for Grant       Number of        Price Per        Exercise
                                          of Options         Shares           Share            Price
                                          ----------         ------           -----            -----

Balances at September 30, 1994                 492,658          282,969    $0.48-$4.80
   Shares authorized                         1,258,036                          -
   Options granted                            (507,645)         507,645    $4.80-$7.20
   Options exercised                                            (44,364)      $0.48            $0.48
                                                                                          ================
   Options canceled                              6,161           (6,161)   $0.48-$4.80
                                       ---------------------------------------------------
Balances at September 30, 1995               1,249,210          740,089    $0.48-$7.20
   Shares authorized                            64,042                          -
   Options granted                          (1,530,703)       1,530,703    $1.88-$9.25
   Options exercised                                            (36,364)   $0.48-$4.80         $0.51
                                                                                          ================
   Options canceled                          1,066,612       (1,066,612)   $0.48-$9.25
                                       ---------------------------------------------------
Balances at September 30, 1996                 849,161        1,167,816    $0.48-$5.88
   Shares authorized                           565,689                          -
   Options granted                          (1,719,894)       1,719,894    $1.25-$1.69
   Options exercised                                           (103,613)   $0.48-$1.31         $0.56
                                                                                          ================
   Options canceled                          1,253,676       (1,253,676)   $0.48-$5.88
                                       ---------------------------------------------------
Balances at September 30, 1997                 948,772        1,530,421    $0.48-$5.88
                                       ===================================================

During Fiscal 1997, the Company repriced, through cancellation and regrant, 989,494 options having original exercise prices ranging from $1.63 to $4.80 with a new exercise price of $1.31. The repriced options have the same vesting terms as the original options.

                                   Accom, Inc.
                   Notes to Consolidated Financial Statements
           As of September 30, 1997 and 1996 and for each of the Three
                      Fiscal Years Ended September 30, 1997

8. Stockholders' Equity (continued)

Stock Options (continued)

The options outstanding as of September 30, 1997 have been segmented into ranges:

                                            Weighted
                                            Average          Weighted                          Weighted
      Range of                             Remaining          Average          Options          Average
      Exercise            Options         Contractual        Exercise         Currently        Exercise
       Prices           Outstanding          Life             Price          Exercisable        Price
       ------           -----------          ----             -----          -----------        -----
       $0.48                 83,238            4.76             $0.48            75,866          $0.48
   $1.25 - $1.31          1,369,183            8.63             $1.28           381,738          $1.31
   $1.63 - $1.69             73,000            9.80             $1.69                 -           -
       $5.88                  5,000            8.38             $5.88             5,000          $5.88
                     --------------------------------------------------------------------------------------
   $0.48 - $5.88          1,530,421            8.47             $1.27           462,604          $1.22
                     ======================================================================================

As of September 30, 1997, the Company has reserved 2,479,193 shares of common stock for issuance upon the exercise of stock options under all of its plans.

Employee Stock Purchase Plan

In July 1995, the Company's Employee Stock Purchase Plan (the "Purchase Plan") was adopted which authorizes the issuance of 250,000 shares of common stock. Shares may be purchased under the Purchase Plan at 85% of the lesser of the fair market value of the common stock on the grant or purchase date.

Pro Forma Disclosure of Employee Stock-Based Compensation

Although the Company is not required to record compensation expense for its employee stock-based plans (see Note 1), the guidelines of the first method of accounting for employee stock-based compensation plans require pro forma disclosure of the theoretical expense based on that method's determination of "fair value."

                                   Accom, Inc.
                   Notes to Consolidated Financial Statements
           As of September 30, 1997 and 1996 and for each of the Three
                      Fiscal Years Ended September 30, 1997

8. Stockholders' Equity (continued)

Pro Forma Disclosure of Employee Stock-Based Compensation (continued)

For stock options granted subsequent to September 30, 1995, the "fair value" of those options was estimated at the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used:

                                Fiscal Year Ended
                                  September 30,
                                                             -------------
                                                           1997          1996
                                                           ----          ----

Risk-free interest rates                                   6.0%          6.0%
Dividends paid                                              -              -
Volatility factors - Company's common
stock expected market price                                0.80          0.80
Expected option life                                    4.83 years    4.83 years

The weighted average "fair value" of stock options granted during fiscal 1997 and 1996 was $0.56 and $2.30, respectively.

For employee  purchase  rights under the Employee Stock Purchase Plan, the "fair
value"  of  those  rights  was   estimated  at  the  date  of  grant  using  the
Black-Scholes option pricing model. The following weighted-average assumptions were used:
                                Fiscal Year Ended
                                  September 30,
                                                             -------------
                                                           1997          1996
                                                           ----          ----

Risk-free interest rates                                   6.0%          6.0%
Dividends paid                                              -              -
Volatility factors - Company's common
stock expected market price                                0.80          0.80
Expected option life                                    0.50 years    0.50 years

The weighted average "fair value" of employee purchase rights issued under the Employee Stock Purchase Plan during fiscal 1997 and 1996 was $0.85 and $4.06, respectively.

                                   Accom, Inc.
                   Notes to Consolidated Financial Statements
           As of September 30, 1997 and 1996 and for each of the Three
                      Fiscal Years Ended September 30, 1997

8.  Stockholders' Equity (continued)

Pro Forma Disclosure of Employee Stock-Based Compensation (continued)

The above assumptions and related effects of applying them under the first method of accounting for employee stock-based compensation plans are not likely to be representative of the assumptions and related effects on reported net income or loss in future years. For pro forma disclosure purposes, the estimated "fair value" of the options is amortized to pro forma net loss over the option's vesting period.

The pro forma effect of applying the estimated "fair value" for employee stock-based compensation plans on net loss and net loss per share is as follows:

                                Fiscal Year Ended
                                  September 30,
                                                             -------------
                                                         1997           1996
                                                         ----           ----
Net loss (in thousands):
      Historical                                         $(4,490)        $(916)
      Pro forma                                          $(5,737)       (2,155)
Net loss per share:
      Historical                                         $(0.68)        $(0.14)
      Pro forma                                          $(0.87)        $(0.33)

Stockholder Rights Plan

In September 1996, the Company's Board of Directors adopted a stockholder rights plan, which entitles existing stockholders of the Company to certain rights (including the right to purchase shares of Preferred Stock) in the event of the acquisition of 15% or more of the Company's outstanding common stock, or an unsolicited tender offer for such shares.

9.  Major Customers and Geographic Sales

One customer accounted for 13% of net sales in fiscal 1997. No customers accounted for 10% or more of net sales in fiscal 1996 and 1995. Export sales for fiscal 1997, 1996, and 1995 were approximately 42%, 38%, and 51%, respectively. Export sales to Europe and the Pacific Rim as a percentage of total sales were 10% and 27%, respectively, for fiscal 1997, 14% and 19%, respectively, for fiscal 1996, and 19% and 24%, respectively, for fiscal 1995.

                                   Accom, Inc.
                   Notes to Consolidated Financial Statements
           As of September 30, 1997 and 1996 and for each of the Three
                      Fiscal Years Ended September 30, 1997

10. Income Taxes

As  of  September  30,  1997,   the  Company  had  federal  net  operating  loss
carryforward of approximately $1,700,000. The Company also had federal research and development tax credit carryforwards of approximately $280,000.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax assets and liabilities are:

                               As of September 30,
                                    1997 1996
                                                    ----                ----
                                 (In thousands)
Deferred tax assets:
   Net operating losses                           $    735                $  -
   Capitalized R&D                                   2,711                   -
   Depreciation                                        144                   -
   Deferred revenue                                     93                 189
   Nondeductible reserves and accruals                 354                 256
   Inventory valuation                               1,055                 441
   Other                                               386                   8
                                                --------------------------------
                                                     5,478                 894
Valuation allowance                                 (5,440)               (199)
                                                --------------------------------
                                                        38                 695
Deferred tax liabilities:
   Depreciation                                          -                  20
                                                --------------------------------
Net deferred tax assets                           $     38                $675
                                                ================================

The net valuation allowance increased by $5,241,000 and $199,000 during the years ended September 30, 1997 and September 30, 1996, respectively.

                                   Accom, Inc.
                   Notes to Consolidated Financial Statements
           As of September 30, 1997 and 1996 and for each of the Three
                      Fiscal Years Ended September 30, 1997

10. Income Taxes (continued)

The provision (benefit) for income taxes consists of the following:

                                                               Fiscal Year Ended September 30,
                                                               -------------------------------
                                                          1997               1996              1995
                                                          ----               ----              ----
                                                                       (In thousands)
 Federal:
    Current                                                $ (705)             $(231)            $(100)
    Deferred                                                  705               (231)              (23)
                                                        --------------------------------------------------
                                                                -               (462)             (123)
                                                        --------------------------------------------------
 State:
    Current                                                     -                 11               (20)
    Deferred                                                    -                (45)                6
                                                        --------------------------------------------------
                                                                -                (34)              (14)
                                                        --------------------------------------------------
 Foreign:
    Current                                                     9                  -                 5
                                                        --------------------------------------------------
 Total                                                     $    9              $(496)            $(132)
                                                        ==================================================

A reconciliation of the income tax provision (benefit) at the federal statutory rate to the income tax provision at the effective tax rate is as follows:

                                                               Fiscal Year Ended September 30,
                                                               -------------------------------
                                                          1997               1996              1995
                                                          ----               ----              ----
                                                                       (In thousands)
 Income taxes computed at the federal
    statutory rate                                        $(1,524)              $(480)          $(3,730)
 State taxes (net of federal benefit)                        (370)                (23)               (9)
 Research and development tax credit                         (123)                (18)              (62)
 Technology basis step-up                                  (2,867)               (204)            3,660
 Valuation allowance                                        5,440                 199                 -
 Other                                                       (547)                 30                 9
                                                        --------------------------------------------------
 Total                                                    $     9               $(496)          $  (132)
                                                        ==================================================

11. Other

Special charges of approximately $3,995,000 pretax were taken in the first quarter of fiscal 1997 to streamline operations and provide valuation reserves against inventories, accounts receivables and property and equipment. The charges were taken to reflect historic changes in existing product support as well as anticipated changes due to future product development.

                                               SCHEDULE II


                                               ACCOM, INC.

                                    VALUATION AND QUALIFYING ACCOUNTS
                                     ALLOWANCE FOR DOUBTFUL ACCOUNTS
                                              (In thousands)

                                                   Balance at        Charges to                          Balance at
                                                  Beginning of        Cost and                             End of
                                                     Period           Expenses         Deductions *        Period
                                                 ---------------    --------------    ---------------    ------------

Year ended September 30, 1995...............         174                 80                 33               221
Year ended September 30, 1996...............         221                 67                 65               223
Year ended September 30, 1997...............         223                256                 78               401
* All deductions represent write-offs of bad debt.
