Form 10-Q
period 1997-12-31
ACCOM INC
filed 1998-02-13
CIK 949335

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Quarter Ended December 31, 1997,

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Transition period from _________ to _________.

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


         As of February 9, 1998, 6,675,039 shares of the Registrant's common stock, $0.001 par value, were outstanding.

                                                    ACCOM, INC.

                                 FORM 10-Q For the Quarter Ended December 31, 1997

                                                       INDEX

                                                                                                             Page
             Facing sheet                                                                                      1

             Index                                                                                             2

Part I.      Financial Information

Item 1.      a)  Condensed consolidated interim balance sheets at December 31, 1997 and September 30,
                 1997                                                                                          3

             b)  Condensed consolidated interim statements of operations for the three months
                 December 31, 1997 and December 28, 1996                                                       4

             c)  Condensed consolidated interim statements of cash flows for the three months
                 ended  December 31, 1997 and December 28, 1996                                                5

             d)  Notes to condensed consolidated interim financial statements                                  6


Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations             8


Part II.     Other Information                                                                                13

             Signatures                                                                                       14

             Exhibit 27.1
                    Financial Data Schedule

                                                    PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                             ACCOM, INC.
                                            CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS
                                                (in thousands, except per share data)

                                                                                                                As of
                                                                                                             -----------
                                                                                                    December 31,       September 30,
                                                                                                        1997                1997
                                                                                                      -----------------------------
                                                                                                     (Unaudited)            (Note)
                                   Assets
Current assets:
     Cash and cash equivalents                                                                        $  5,640             $  5,317
     Accounts receivable, net                                                                            3,594                3,239
     Inventories                                                                                         1,289                  980
     Income tax refunds receivable                                                                         243                  621
     Deferred tax assets                                                                                    38                   38
     Prepaid expenses and other current assets                                                             401                  334
                                                                                                      -----------------------------
         Total current assets                                                                           11,205               10,529
Property and equipment, net                                                                              1,193                  967
Other assets                                                                                                49                   49
                                                                                                      -----------------------------
         Total assets                                                                                 $ 12,447             $ 11,545
                                                                                                      =============================

                    Liabilities and Stockholders' Equity

Current liabilities:
     Notes payable                                                                                    $     10             $     24
     Accounts payable                                                                                    2,046                1,476
     Accrued liabilities                                                                                 1,525                1,338
     Deferred revenue                                                                                      132                  141
                                                                                                      -----------------------------
         Total current liabilities and total liabilities                                                 3,713                2,979
                                                                                                      -----------------------------
Stockholders' equity:
     Preferred stock, $0.001 par value; 2,000 shares authorized;
         no shares issued and outstanding                                                                 --                   --
     Common stock, $0.001 par value; 20,233 shares authorized;
         6,660 and 6,627 shares issued and outstanding on
         December 31, 1997 and September 30, 1997, respectively                                         21,453               21,427
     Accumulated deficit                                                                               (12,719)             (12,861)
                                                                                                      -----------------------------
         Total stockholders' equity                                                                      8,734                8,566
                                                                                                      -----------------------------

         Total liabilities and stockholders' equity                                                   $ 12,447             $ 11,545
                                                                                                      =============================

Note:    The  condensed  consolidated  balance  sheet at September  30, 1997 has been derived from the audited  annual  consolidated balance  sheet at that date but does not include all of the  information  and  footnotes  required  by  generally  accepted accounting principles for a complete consolidated balance sheet.

              The accompanying notes are an integral part of these condensed consolidated interim financial statements.

                                                             ACCOM, INC.
                                       CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
                                                (in thousands, except per share data)
                                                             (Unaudited)

                                                                                                           Three months ended
                                                                                                           ------------------
                                                                                                    December 31,        December 28,
                                                                                                        1997                1996
                                                                                                       ----------------------------
Net sales                                                                                              $ 4,133              $ 4,216

Cost of sales                                                                                            1,746                4,676
                                                                                                       ----------------------------
     Gross margin                                                                                        2,387                 (460)
                                                                                                       ----------------------------

Operating expenses:
     Research and development                                                                              784                  798
     Marketing and sales                                                                                 1,214                2,266
     General and administrative                                                                            299                  996
                                                                                                       ----------------------------
     Total operating expenses                                                                            2,297                4,060
                                                                                                       ----------------------------

Operating income (loss)                                                                                     90               (4,520)

     Interest and other income, net                                                                         53                   23
                                                                                                       ----------------------------

Income (loss) before provision for income taxes                                                            143               (4,497)

     Provision for income taxes                                                                              1                 --
                                                                                                       ----------------------------
Net income (loss)                                                                                      $   142              $(4,497)
                                                                                                       ============================

Net income (loss) per share:
   Basic                                                                                               $  0.02              $ (0.69)
                                                                                                       ============================
   Diluted                                                                                             $  0.02              $ (0.69)
                                                                                                       ============================

Shares used in computation of net income (loss) per share:
   Basic                                                                                                 6,638                6,561
                                                                                                       ============================
   Diluted                                                                                               7,034                6,561
                                                                                                       ============================

              The accompanying notes are an integral part of these condensed consolidated interim financial statements.

                                                             ACCOM, INC.
                                       CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
                                                           (in thousands)
                                                             (Unaudited)

                                                                                                           Three Months Ended
                                                                                                           ------------------
                                                                                                       December 31,     December 28,
                                                                                                           1997             1996
                                                                                                        ---------------------------
                   Cash flows from operating activities:
Net income (loss)                                                                                       $   142             $(4,497)
Adjustments to reconcile net income (loss) to net cash provided by
  (used in) operating activities:
     Depreciation and amortization                                                                          118                 222
     Establishment of reserves against accounts receivable,
       inventories, property and equipment and accruals
       for streamlining operations                                                                         --                 3,995
     Changes in operating assets and liabilities,  net of effects of reserves to streamline operations:
         Accounts receivable                                                                               (355)                624
         Inventories                                                                                       (309)                754
         Income tax refunds receivable                                                                      378                --
         Prepaid expenses and other current assets                                                          (67)                 (7)
         Accounts payable                                                                                   570              (1,114)
         Accrued liabilities and customer deposits                                                          187                (111)
         Deferred revenue                                                                                    (9)                (75)
                                                                                                        ---------------------------
           Net cash provided by (used in) operating activities                                              655                (209)
                                                                                                        ---------------------------

                   Cash flows from investing activities:
Expenditures for property and equipment                                                                    (344)               (136)
                                                                                                        ---------------------------
           Net cash used in investing activities                                                           (344)               (136)
                                                                                                        ---------------------------

                   Cash flows from financing activities:
Repayments on notes payable                                                                                 (14)                (15)
Issuance of common stock                                                                                     26                  36
                                                                                                        ---------------------------
           Net cash provided by financing activities                                                         12                  21
                                                                                                        ---------------------------

Net increase (decrease) in cash and cash equivalents                                                        323                (324)
Cash and cash equivalents at beginning of period                                                          5,317               4,221
                                                                                                        ---------------------------
Cash and cash equivalents at end of period                                                              $ 5,640             $ 3,897
                                                                                                        ===========================

             Supplemental disclosure of cash flow information:
Interest paid                                                                                           $     1             $     2
                                                                                                        ===========================
Income taxes paid                                                                                       $     1             $  --

                Supplemental disclosure of noncash investing
                         and financing activities:
                                                                                                        ===========================
Reduction in accrued acquisition costs                                                                  $  --               $    43
                                                                                                        ===========================


              The accompanying notes are an integral part of these condensed consolidated interim financial statements

          NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  Basis of Preparation

         The condensed consolidated interim balance sheet as of December 31, 1997, and the condensed consolidated interim statements of operations and cash flows for the three month periods ended December 31, 1997 and December 28, 1996 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting of normal accruals) necessary to present fairly the financial position as of December 31, 1997 and the results of operations and cash for the three month periods ended December 31, 1997 and December 28, 1996, have been made.

These condensed consolidated interim financial statements should be reviewed in conjunction with the audited consolidated annual financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997. The results of operations for the three month period ended December 31, 1997 are not necessarily indicative of the operating results for any future period.


Note 2.  Inventories

         Inventories consist of the following (in thousands):

                                                  December 31,     September 30,
                                                     1997              1997
                                                 -------------------------------
Purchased parts and materials                       $  170            $  225
Work-in-process                                        386               204
Finished goods                                         189               182
Demonstration inventory                                544               369
                                                 -------------------------------
                                                    $1,289            $  980
                                                 ===============================


Note 3.  Bank Information

         The Company has a revolving line of credit with Comerica Bank that allows for borrowings of up to $4.0 million, subject to the level of accounts receivable. As of December 31, 1997, the Company had $3.9 million available under the line with no borrowings outstanding. Indebtedness under the line of credit accrues interest at the bank's base rate and is secured by substantially all of the Company's assets. The line of credit may be terminated by either party upon 30 days' notice. Borrowings under the line of credit are subject to certain financial covenants. The Company is currently in compliance with these covenants.

Note 4.  Computation of Net Income (Loss)  Per Share

At the start of the current fiscal year, the Company adopted new required accounting guidelines addressing the computation and disclosure of net income
(loss) per share. Net income (loss) per share and shares used in computation of net income (loss) per share have been restated for all periods presented to comply with the new required accounting guidelines.

                                                                                                           Three Months Ended
                                                                                                           ------------------
                                                                                                    December 31,        December 28,
                                                                                                        1997                1996
                                                                                                       --------------------------
Net income (loss)                                                                                      $   142            $(4,497)
                                                                                                       ==========================

Shares used in computation of net income (loss) per share:
  Basic:
     Weighted average shares of common stock outstanding                                                 6,638              6,561
                                                                                                       --------------------------
       Shares used in basic net income (loss) per share computation                                      6,638              6,561
                                                                                                       ==========================
  Diluted:
     Weighted average shares of common stock outstanding                                                 6,638              6,561
     Net effect of dilutive stock options                                                                  396               --
                                                                                                       --------------------------
       Shares used in diluted net income (loss) per share computation                                    7,034              6,561
                                                                                                       ==========================

Net income (loss) per share:
  Basic                                                                                                $  0.02            $ (0.69)
                                                                                                       ==========================
  Diluted                                                                                              $  0.02            $ (0.69)
                                                                                                       ==========================


Note 5.  Other New Accounting Guidelines

In 1997, two additional accounting guidelines were issued addressing the reporting of comprehensive income and revised disclosure of segment information, both of which will be effective for the Company in fiscal 1999.

Note 6.  Special Charges

Special charges for the first quarter of fiscal 1997 ended December 31, 1996 represent $4.0 million pretax to streamline operations and provide valuation reserves against inventories, receivables and fixed assets. The charges were taken to reflect historic changes in existing product support as well as anticipated changes due to future product development.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Consolidated Financial Statements as of September 30, 1997 and 1996 and for the three fiscal years ended September 30, 1997, 1996 and 1995 included in its Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

         In addition, in order to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company hereby notifies readers that the factors set forth in Item 1 under "Additional Factors That May Affect Future Results," included in its Annual Report on Form 10-K for the fiscal year ended September 30, 1997, as well as other factors, could in the future affect, and in the past have affected, the Company's actual results for future periods to differ materially from those expressed in any forward looking statements made by or on behalf of the Company, including without limitation those made in the discussion below.

Overview

         Accom designs, manufactures, sells, and supports a complete line of digital video signal processing, editing, and disk recording tools, and its ELSET virtual set systems, primarily for the professional worldwide video and computer graphics production, post production and distribution marketplaces.

         The following table summarizes the Company's products and the primary marketplaces they address.


--------------------------------------------------------------------------------
                           Primary Marketplaces / Products
      Production:
           ELSET(TM) Virtual Set
           Work Station Disk ("WSD(R)") 2Xtreme(TM)  Computer Graphics Digital
               Disk Recorder

      Post Production:
           Signal Processors
           Editing:
               On-line Video Editors:
                    Axial(R) 2020 (first generation)
                    Axial(R) 2010 (lower cost first generation)
                    Axial(R) 3000 (second generation)
               Digital Disk Recorders:
                    Real Time Disk ("RTD(TM) ") 4224
                    Accom Professional Recorder ("APR(TM) ") Attache(TM)

      Distribution:
           Axess(TM) Digital News Graphic and Clip Server
--------------------------------------------------------------------------------


         The Company's revenues are currently derived primarily from product sales. The Company generally recognizes revenue upon product shipment. If significant obligations exist at the time of shipment, revenue recognition is deferred until these obligations are met.

         The Company's gross margin has historically fluctuated from quarter to quarter. If the Company resells a Silicon Graphics, Inc. ("SGI") workstation as part of the ELSET Virtual Set, gross margins will decline. Additionally, gross margins will be dependent on the mix of higher and lower-priced products having various gross margin percentages and the percentage of sales made through direct and indirect distribution channels.

         Software development costs are recorded in accordance with Statement of Financial Accounting Standards No. 86. To date, the Company has expensed all of its internal software development costs.

Results of Operations

Three Months Ended December 31, 1997 and December 28, 1996

         The  following  table  presents the  Company's  Condensed  Consolidated
Interim Statements of Operations for the three months ended December 31, 1997 and December 28, 1996 as reported and as normalized to remove the effects of special charges incurred during the first three months of fiscal 1997 ended
December 31, 1996 (dollar amounts in thousands, except per share data).

                                                                     Three Months Ended
                                                                   Dec. 31,         Dec. 28,              Increase (Decrease)
                                                                     1997             1996               Amount            Percent
                                                                   -------           -------            -------            -------
Net sales
  Reported                                                         $ 4,133           $ 4,216            $   (83)             (2.0)%
  Normalized                                                         4,133             4,216                (83)             (2.0)%
Cost of sales
  Reported                                                           1,746             4,676             (2,930)            (62.7)%
  Normalized                                                         1,746             2,176               (430)            (19.8)%
                                                                   -----------------------------------------------------------------
     Gross margin
       Reported                                                      2,387              (460)             2,847              618.9%
       Normalized                                                    2,387             2,040                347               17.0%
                                                                   -----------------------------------------------------------------
Operating expenses:
  Research and development
     Reported                                                          784               798                (14)              (1.8)%
     Normalized                                                        784               798                (14)              (1.8)%
  Marketing and sales
     Reported                                                        1,214             2,266             (1,052)             (46.4)%
     Normalized                                                      1,214             1,421               (207)             (14.6)%
  General and administrative
     Reported                                                          299               996               (697)             (70.0)%
     Normalized                                                        299               346                (47)             (13.6)%
                                                                   -----------------------------------------------------------------
  Total operating expenses
     Reported                                                        2,297             4,060             (1,763)             (43.4)%
     Normalized                                                      2,297             2,565               (268)             (10.5)%
                                                                   -----------------------------------------------------------------
Operating income (loss)
  Reported                                                              90            (4,520)             4,610              102.0%
  Normalized                                                            90              (525)               615              117.0%
Interest and other income, net
  Reported                                                              53                23                 30              130.4%
  Normalized                                                            53                23                 30              130.4%
                                                                   -----------------------------------------------------------------
Loss before provision for income taxes
  Reported                                                             143            (4,497)             4,640              103.2%
  Normalized                                                           143              (502)               645              128.5%
Provision for income taxes
  Reported                                                               1              --                    1               --
  Normalized                                                             1              --                    1               --
                                                                   -----------------------------------------------------------------
Net income (loss)
  Reported                                                         $   142           $(4,497)           $ 4,639              103.2%
  Normalized                                                           142              (502)               644              128.3%
                                                                   =================================================================
Net income (loss) per share Reported:
     Basic                                                         $  0.02           $ (0.69)           $  0.71              102.9%
                                                                   =================================================================
     Diluted                                                       $  0.02           $ (0.69)           $  0.71              102.9%
                                                                   =================================================================
  Normalized:
     Basic                                                         $  0.02           $ (0.08)           $  0.10              125.0%
                                                                   =================================================================
     Diluted                                                       $  0.02           $ (0.08)           $  0.10              125.0%
                                                                   =================================================================


         Note: Special charges for the first quarter of fiscal 1997 ended December 31, 1996 represent $4.0 million pretax to streamline operations and provide valuation reserves against inventories, receivables and fixed assets. The charges were taken to reflect historic changes in existing product support as well as anticipated changes due to future product development.

         The   following   table   presents  the  Company's   fiscal   Condensed
Consolidated  Interim  Statements  of  Operations  for the first three months of fiscal 1998 and 1997 as a percentage of net sales, as reported and as normalized to remove the effects of special  charges and  credits  incurred  during each of those periods.

                                                                                     Three Months Ended
                                                                                     Dec. 31,   Dec. 28,   Increase
                                                                                       1997       1996    (Decrease)
                                                                                   ---------------------------------
Net sales
     Reported                                                                          100.0%     100.0%       0.0%
     Normalized                                                                        100.0%     100.0%       0.0%
Cost of sales
     Reported                                                                           42.3%     110.9%     (68.6)%
     Normalized                                                                         42.3%      51.6%      (9.3)%
                                                                                   ---------------------------------
           Gross margin
             Reported                                                                   57.8%    (10.9)%      68.7%
             Normalized                                                                 57.8%      48.4%       9.4%
                                                                                   ---------------------------------
Operating expenses:
     Research and development
        Reported                                                                        19.0%      18.9%       0.1%
        Normalized                                                                      19.0%      18.9%       0.1%
     Marketing and sales
        Reported                                                                        29.4%      53.8%     (24.4)%
        Normalized                                                                      29.4%      33.7%      (4.3)%
     General and administrative
        Reported                                                                         7.2%      23.6%     (16.4)%
        Normalized                                                                       7.2%       8.2%      (1.0)%
                                                                                   ---------------------------------
     Total operating expenses
        Reported                                                                        55.6%      96.3%     (40.7)%
        Normalized                                                                      55.6%      60.8%      (5.2)%
                                                                                   ---------------------------------
Operating income (loss)
     Reported                                                                            2.2%   (107.2)%     109.4%
     Normalized                                                                          2.2%    (12.5)%      14.7%
Interest and other income,  net
     Reported                                                                            1.3%       0.6%       0.7%
     Normalized                                                                          1.3%       0.6%       0.7%
                                                                                   ---------------------------------
Income (loss) before provision for income taxes
     Reported                                                                            3.5%   (106.7)%     110.2%
     Normalized                                                                          3.5%    (11.9)%      15.4
Provision for income taxes
     Reported                                                                             - %        - %        - %
     Normalized                                                                           - %        - %        - %
                                                                                   ---------------------------------
Net income (loss)
     Reported                                                                            3.4%   (106.7)%     110.1%
     Normalized                                                                          3.4%    (11.9)%      15.3%
                                                                                   =================================


         Note: Special charges for the first quarter of fiscal 1997 ended December 31, 1996 represent $4.0 million pretax to streamline operations and provide valuation reserves against inventories, receivables and fixed assets. The charges were taken to reflect historic changes in existing product support as well as anticipated changes due to future product development.

         The following discussion of results of operations for the three months ended December 31, 1997 and December 28, 1996 is based upon normalized results, without inclusion of the above noted special charges and credits incurred during the first quarter of fiscal 1997, which ended December 28, 1996.

         Net sales. The decrease in net sales during the first quarter of fiscal 1998 from fiscal 1997 levels was primarily due to decreased sales in the video post production marketplace. That decrease was partially offset by increased sales in the video broadcasting and computer graphics production and post production marketplaces.

         International sales for the first three months of fiscal 1998 and 1997 represented 48.6% and 45.8% of net sales, respectively.

         The following table presents net sales dollar volume for the three months ended December 31, 1997 and December 28, 1996 by market and related percentages of total net sales (dollar amounts in thousands).


                                                                           Three Months Ended
                                                      --------------------------------------------------------------
                                                           December 31, 1997                 December 28, 1996
                                                           -----------------                 -----------------
                     Marketplace                         Amount        Percent             Amount         Percent
                     -----------                         ------        -------             ------         -------
Production                                               $2,389          57.8%             $1,406           33.3%
Post Production                                           1,040          25.1%              2,314           54.9%
Broadcasting                                                631          15.3%                450           10.7%
Other                                                        73           1.8%                 46            1.1%
                                                      -----------------------------    -----------------------------
                                                         $4,133         100.0%             $4,216          100.0%
                                                      =============================    =============================

         Cost of sales. Normalized gross margin percentage for the first quarter of fiscal 1998 increased over fiscal 1997 first quarter levels primarily due to a greater portion of higher margin ELSET software sales included in the sales mix.

         Research and development. The decrease in normalized research and development expenses in the first quarter of fiscal 1998 from the same period in fiscal 1997 was primarily a result of decreases in headcount and related overhead expenses.

         Marketing and sales. The decrease in normalized marketing and sales expenses in the first quarter of fiscal 1998 from the same period in fiscal 1997 was primarily due to decreases in headcount, demonstration equipment refurbishment costs, and commission expenses partially offset by increased trade show expenses and increased expenses relating to the marketing of virtual sets.

         General and administrative. The decrease in normalized general and administrative expenses from fiscal 1997 levels was primarily due to decreased overhead costs.

         Interest and other income, net. The increase in interest and other income, net during the first quarter of fiscal 1998, was primarily due to increased average interest bearing cash and cash equivalent balances.

         Provision for income taxes. In the first quarter of fiscal 1998 and 1997, the Company was in a net operating loss carryforward position.

Liquidity and Capital Resources


         Since inception, the Company has financed its operations and expenditures for property and equipment through the sale of capital stock, borrowings under a bank line of credit and term loans, and cash from operations. As of December 31, 1997, the Company had $5.6 million of cash and cash equivalents.

         Operating activities provided $655,000 in net cash during the first quarter of fiscal 1998 and used $209,000 in net cash during the first quarter of fiscal 1997. Net cash provided in the first quarter of fiscal 1998 was due primarily to decreases in income tax refunds receivable and increases in accounts payable and accrued liabilities, partially offset by increases in accounts receivable, inventories, and property and equipment. Net cash used in the first quarter of fiscal 1997 was due primarily to increases in accounts payable and accrued liabilities partially offset by increases in accounts receivable and inventories.

         The Company has a revolving line of credit with Comerica Bank that allows for borrowings up to $4.0 million, subject to the level of accounts receivable. As of December 31, 1997, approximately $3.9 million of borrowings were available under this line of credit, of which the Company had no borrowings outstanding. Indebtedness under the line of credit accrues at Comerica's base rate and is secured by substantially all of the Company's assets. The line of credit may be terminated by either party upon 30 days' notice. Borrowings under the line of credit are subject to certain financial covenants , and the Company was in compliance with all such covenants at December 31, 1997.

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


New Accounting Guidelines

         At the start of the current fiscal year, the Company adopted new required accounting guidelines addressing the computation and disclosure of net income (loss) per share. Net income (loss) per share and shares used in computation of net income (loss) per share have been restated for all periods presented to comply with the new required accounting guidelines.

         In 1997, two additional accounting guidelines were issued addressing the reporting of comprehensive income and revised disclosure of segment information, both of which will be effective for the Company in fiscal 1999.


Item 3.  Quantitative and Qualitative Disclosures About Market Risks

         Not Applicable.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
None.


Item 2.  Changes in Securities and Use of Proceeds
None.


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

         ACCOM, INC.



         By: /s/  Cal R. Hoagland
            ----------------------
         Vice President, Finance and Chief Financial Officer
         Principal Financial And Accounting Officer


         Date:  February 13, 1998