Form 10-Q
period 1998-03-31
ACCOM INC
filed 1998-05-15
CIK 949335

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                   For the Fiscal Quarter Ended March 31, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the Transition period from _____ to_________.


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

As of May 5, 1998 6,675,164 shares of the Registrant's common stock, $0.001 par value, were outstanding.

                                   ACCOM, INC.

                 FORM 10-Q For the Quarter Ended March 31, 1998

                                      INDEX

                                                                            Page

          Facing sheet                                                         1

          Index                                                                2

Part I.   Financial Information

          a) Item 1. Condensed consolidated interim balance sheets at March
             31, 1998 and September 30, 1997                                   3

          b) Condensed  consolidated  interim  statements of operations for the three and six months  ended  March 31,  1998 and March 29,
             1997                                                              4

          c) Condensed  consolidated  interim  statements of cash flows for
             the six months ended March 31, 1998 and March 29, 1997            5

          d) Notes to condensed interim consolidated financial statements      6

Item 2.   Management's  Discussion and Analysis of Financial  Condition and
          Results of Operation                                                 7


Part II.  Other Information                                                   15

          Signature                                                           16

          Exhibit 27.1                                                        17
                 Financial Data Schedule

                                            PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                                     ACCOM, INC.
                                    CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS
                                        (in thousands, except per share data)
                                                                                              As of
                                                                                             -------
                                                                                   March 31,        September 30,
                                                                                     1998               1997
                                                                                     ----               ----
                                                                                  (Unaudited)          (Note)

                                   Assets
Current assets:
     Cash and cash equivalents                                                         $ 4,887            $ 5,317
     Accounts receivable, net                                                            2,716              3,239
     Inventories                                                                         1,897                980
     Income tax refunds receivable                                                         243                621
     Deferred tax assets                                                                    38                 38
     Prepaid expenses and other current assets                                             427                334
                                                                               ------------------ ------------------
         Total current assets                                                           10,208             10,529
Property and equipment, net                                                              1,209                967
Other assets                                                                                49                 49
                                                                               ------------------ ------------------
         Total assets                                                                  $11,466            $11,545
                                                                               ================== ==================

                    Liabilities and Stockholders' Equity
Current liabilities:
     Notes payable                                                                     $     -            $    24
     Accounts payable                                                                    1,706              1,476
     Accrued liabilities                                                                 1,489              1,338
     Deferred revenue                                                                      104                141
                                                                               ------------------ ------------------
         Total current liabilities and total liabilities                                 3,299              2,979
                                                                               ------------------ ------------------
Stockholders' equity:
     Common stock, $0.001 par value;  20,233 shares authorized;
         6,673 and 6,627 shares issued and outstanding on
         March 31, 1998 and September 30, 1997, respectively                            21,464             21,427
     Accumulated deficit                                                               (13,297)           (12,861)
                                                                               ------------------ ------------------
         Total stockholders' equity                                                      8,167              8,566
                                                                               ------------------ ------------------

         Total liabilities and stockholders' equity                                    $11,466            $11,545
                                                                               ================== ==================

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

                                                    ACCOM, INC.
                              CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
                                       (In thousands, except per share data)
                                                    (Unaudited)
                                                   Three months ended                      Six months ended
                                                   ------------------                      ----------------
                                                March 31,        March 29,             March 31,        March 29,
                                                  1998              1997                 1998              1997
                                                  ----              ----                 ----              ----
Net sales                                        $3,073            $4,234                $7,206           $8,450

Cost of sales                                     1,363             2,193                 3,109            6,869
                                         ---------------------------------------------------------------------------

Gross margin                                      1,710             2,041                 4,097            1,581
                                         ---------------------------------------------------------------------------

Operating expenses:
     Research and development                       835               839                 1,619            1,637
     Marketing and sales                          1,180             1,175                 2,394            3,441
     General and administrative                     306               334                   605            1,330
                                         ---------------------------------------------------------------------------

Total operating expenses                          2,321             2,348                 4,618            6,408
                                         ---------------------------------------------------------------------------

Operating loss                                     (611)             (307)                 (521)          (4,827)

     Interest and other income, net                  40                49                    93               72
                                         ---------------------------------------------------------------------------

Loss before provision for income                   (571)             (258)                 (428)          (4,755)
taxes

     Provision for income taxes                       5               -                       6              -
                                         ---------------------------------------------------------------------------

Net loss                                         $ (576)           $ (258)               $ (434)         ($4,755)
                                         ===========================================================================

Net loss per share - basic and diluted           $(0.09)           $(0.04)               ($0.07)          ($0.72)
                                         ===========================================================================

Shares used in computation of net loss
    per share - basic and diluted                 6,669             6,579                 6,651            6,570
                                         ===========================================================================

The accompanying notes are an integral part of these condensed consolidated interim financial statements.


                                                    ACCOM, INC.
                              CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
                                                  (in thousands)
                                                    (Unaudited)
                                                                                        Six Months Ended
                                                                                  ---------------------------
                                                                                  March 31,          March 29,
                                                                                    1998               1997
                                                                                    ----               ----

                   Cash flows from operating activities:
Net loss                                                                             $  (434)           $(4,755)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
     Depreciation and amortization                                                       263                330
     Establishment of reserves against accounts receivable,
       inventories, and property and equipment and accruals
       for streamlining operations                                                       -                3,995
     Changes in operating assets and liabilities,  net of effects of reserves to streamline operations
         Accounts receivable                                                             523              1,127
         Inventories                                                                    (917)             1,296
         Income tax refunds receivable                                                   378                -
         Prepaid expenses and other current assets                                       (93)                40
         Accounts payable                                                                230             (1,165)
         Accrued liabilities and customer deposits                                       149               (124)
         Deferred revenue                                                                (37)              (345)
                                                                              ------------------ ------------------
           Net cash provided in operating activities                                      62                399
                                                                              ------------------ ------------------

                   Cash flows from investing activities:
Expenditures for property and equipment                                                 (505)              (161)
Other assets                                                                             -                   (7)
                                                                              ------------------ ------------------
           Net cash used in investing activities                                        (505)              (168)
                                                                              ------------------ ------------------

                   Cash flows from financing activities:
Repayments on notes payable                                                              (24)               (29)
Issuance of common stock                                                                  37                 60
                                                                              ------------------ ------------------
           Net cash provided by financing activities                                      13                 31
                                                                              ------------------ ------------------

Net increase (decrease) in cash and cash equivalents                                    (430)               262
Cash and cash equivalents at beginning of period                                       5,317              4,221
                                                                              ------------------ ------------------
           Cash and cash equivalents at end of period                                $ 4,887            $ 4,483
                                                                              ================== ==================


The accompanying notes are an integral part of these condensed consolidated interim financial statements

          NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  Basis of Preparation

         The condensed consolidated interim balance sheet as of March 31, 1998, and the condensed consolidated interim statements of operations and cash flows for the three and six-month periods ended March 31, 1998 and March 29, 1997 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting of normal accruals) necessary to present fairly the financial position as of March 31, 1998 and the results of operations and cash for the three and six-month periods ended March 31, 1998 and March 29, 1997, and have been made.

         These condensed consolidated interim financial statements should be reviewed in conjunction with the audited consolidated annual financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997. The results of operations for the three and six-month periods ended March 31, 1998, are not necessarily indicative of the operating results for any future period.

Note 2.  Inventories

         Inventories consist of the following (in thousands):

                                       March 31,           September 30,
                                          1998                  1997
                                          ----                  ----

Purchased parts and materials             $  231                $  225
Work-in-process                              602                   204
Finished goods                               205                   182
Demonstration inventory                      859                   369
                              --------------------------------------------------
                                          $1,897                $  980
                              ==================================================

Note 3.  Bank Information

         The Company has a revolving line of credit with Comerica Bank that allows for borrowings of up to $4.0 million, subject to the level of accounts receivable. As of March 31, 1998, the Company had availability of $2.5 million under the line with no borrowings outstanding. Indebtedness under the line of credit accrues interest at the bank's base rate and is secured by substantially all of the Company's assets. The line of credit may be terminated by either party upon 30 days' notice. Borrowings under the line of credit are subject to certain financial covenants.

Note 4.  New Accounting Guidelines

         In fiscal 1999, the Company will be required to adopt newly issued accounting guidelines addressing the reporting of comprehensive income. The adoption is expected to have no significant impact on the Company's net income or shareholders' equity. The guidelines require any unrealized gains and losses on available-for-sale securities or foreign currency translation adjustments to be included in other comprehensive income. Prior to adoption of the new guidelines, such items are reported as a separate component of stockholders' equity.

         Also in fiscal 1999, the Company will be required to adopt newly issued accounting guidelines addressing disclosures about segment and related information. As the Company operates in one segment, the adoption of the new guidelines is not expected to have a significant impact on the Company's results of operations, financial position, or disclosure of segment information.

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

         Additionally, the following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the discussion following under "Additional Factors That May Affect Future Results" and with "Item 1. Business - Additional Factors That May Affect Future Results" included in its Annual Report on Form 10-K for the fiscal year ended September 30, 1997 and incorporated by reference in its entirety into this Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

--------------------------------------------------------------------------------
                           Primary Marketplaces / Products

Production:
     ELSET(TM) Virtual Set
     Work Station Disk ("WSD(R)") 2Xtreme(TM) Computer Graphics Digital Disk Recorder
Post Production:
     Signal Processors
     Editing:
         On-line Video Editor:
              Axial(R) 3000
         Digital Disk Recorders:
              Real Time Disk ("RTD(TM) ") 4224
              Accom Professional Recorder ("APR(TM) ") Attache(TM)
Distribution:
     Axess(TM) Digital News Graphic and Clip Server
--------------------------------------------------------------------------------


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

Results of Operations

Three Months Ended March 31, 1998 and March 29, 1997

         The  following  table  presents the  Company's  Condensed  Consolidated
Interim Statements of Operations for the three months ended March 31, 1998 and March 29, 1997 as reported (dollar amounts in thousands, except per share data).

                                                                  Three Months Ended
                                                                  ------------------         Increase (Decrease)
                                                                March 31,     March 29,      --------------------
                                                                   1998         1997         Amount       Percent
                                                                   ----         ----         ------       -------

Net sales                                                        $ 3,073        $ 4,234    $ (1,161)      (27.4)%
Cost of sales                                                      1,363          2,193        (830)      (37.8)%
                                                               ------------- ------------ ------------- ------------
     Gross margin                                                  1,710          2,041        (331)      (16.2)%
Operating expenses:
  Research and development                                           835            839          (4)       (0.5)%
  Marketing and sales                                              1,180          1,175           5         0.4 %
  General and administrative                                         306            334         (28)       (8.4)%
                                                               ------------- ------------ ------------- ------------
  Total operating expenses                                         2,321          2,348         (27)       (1.1)%
                                                               ------------- ------------ ------------- ------------
Operating loss                                                      (611)          (307)       (304)      (99.0)%
Interest and other income, net                                        40             49          (9)      (18.4)%
                                                               ------------- ------------ ------------- ------------
Loss before provision for income taxes                              (571)          (258)       (313)     (121.3)%
Provision for income taxes                                             5              -           5           -
Net loss                                                          $ (576)       $  (258)       (318)     (123.3)%
                                                               ============= ============ ============= ============
Net loss per share - basic and diluted                            $(0.09)       $ (0.04)   $  (0.05)      125.0%
                                                               ============= ============ ============= ============


         The   following   table   presents  the  Company's   fiscal   Condensed
Consolidated Interim Statements of Operations for the three months ended March 31, 1998 and March 29, 1997 as a percentage of net sales, as reported.


                                                Three Months Ended
                                                ------------------
                                               March 31,  March 29,   Increase
                                                  1998       1997     (Decrease)
                                                  ----       ----     ----------
Net sales                                          100.0 %     100.0 %     0.0 %
Cost of sales                                       44.4 %      51.8 %    (7.4)%
                                               ---------------------------------
           Gross margin                             55.6 %      48.2 %     7.4 %
Operating expenses:
     Research and development                       27.2 %      19.8 %     7.4 %
     Marketing and sales                            38.4 %      27.8 %    10.6 %
     General and administrative                     10.0 %       7.9 %     2.1 %
                                               ---------------------------------
     Total operating expenses                       75.5 %      55.5 %    20.0 %
                                               ---------------------------------
Operating loss                                     (19.9)%      (7.3)%   (12.6)%
Interest and other income,  net                      1.3 %       1.2 %     0.1 %
                                               ---------------------------------
Loss before provision for income taxes             (18.6)%      (6.1)%   (12.5)%
Provision for income taxes                           0.2 %          -      0.2 %
                                               ---------------------------------
Net loss                                           (18.7)%      (6.1)%   (12.6)%
                                               =================================



         The following discussion of results of operations for the three months ended March 31, 1998 and March 29, 1997 is based upon reported results.

         Net sales. The decrease in net sales during the second quarter of fiscal 1998 from fiscal 1997 levels was primarily due to decreased sales in the post production marketplace. International sales for the second quarter of fiscal 1998 and 1997 represented 50.5% and 48.1% of net sales, respectively.

         The following table presents net sales dollar volume for the three months ended March 31, 1998 and March 29, 1997 by market and related percentages of total net sales (dollar amounts in thousands).


                                                                           Three Months Ended
                                                      --------------------------------------------------------------
                                                             March 31, 1998                   March 29, 1997
                                                             --------------                   --------------
                     Marketplace                         Amount        Percent             Amount        Percent
                     -----------                         ------        -------             ------        -------
Production                                               $1,838          59.8%             $1,786           42.2%
Post Production                                             935          30.5%              2,017           47.6%
Broadcasting                                                 69           2.2%                230            5.4%
Other                                                       231           7.5%                201            4.8%
                                                      -----------------------------    -----------------------------
                                                         $3,073         100.0%             $4,234          100.0%
                                                      =============================    =============================

         Cost of sales. Gross margin percentage for the second quarter of fiscal 1998 increased over levels in the second quarter of fiscal 1997 primarily due to increased margins on disk-based products and due to a greater portion of higher margin ELSET software sales included in the sales mix.

         Research and development. Research and development expenses for the second quarter of fiscal 1998 were essentially comparable to levels for the same period in fiscal 1997.

         Marketing and sales. Marketing and sales expenses for the second quarter of fiscal 1998 were essentially comparable to levels for the same period in fiscal 1997.

         General and administrative. The decrease in general and administrative expenses in the second quarter of fiscal 1998 from levels for the same period in fiscal 1997 was primarily due to decreases in headcount.

         Interest and other income, net. The decrease in net interest and other income during the second quarter of fiscal 1998, was primarily due to a decrease in other income partially offset by an increase in net interest resulting from increased average interest bearing cash and cash equivalent balances.

         Provision for from income taxes. In the second quarter of fiscal 1998 and 1997, the Company was in a net operating loss carryforward position.

Six Months Ended March 31, 1998 and March 29, 1997

         The  following  table  presents the  Company's  Condensed  Consolidated
Interim Statements of Operations for the six months ended March 31, 1998 and March 29, 1997 as reported and as normalized to remove the effects of special charges incurred during the first three months of fiscal 1997 (dollar amounts in thousands, except per share data).



                                                                   Six Months Ended
                                                                   ----------------           Increase (Decrease)
                                                                March 31,     March 29,      --------------------
                                                                   1998         1997         Amount       Percent
                                                                   ----         ----         ------       -------
Net sales
  Reported                                                      $  7,206        $ 8,450     $(1,244)      (14.7)%
  Normalized                                                       7,206          8,450      (1,244)      (14.7)%
Cost of sales
  Reported                                                         3,109          6,869      (3,760)      (54.7)%
  Normalized                                                       3,109          4,369      (1,260)      (28.8)%
                                                               ------------- ------------ ------------- ------------
     Gross margin
       Reported                                                    4,097          1,581       2,516       159.1 %
       Normalized                                                  4,097          4,081          16         0.4 %
                                                               ------------- ------------ ------------- ------------
Operating expenses:
  Research and development
     Reported                                                      1,619          1,637         (18)       (1.1)
     Normalized                                                    1,619          1,637         (18)       (1.1)
  Marketing and sales
     Reported                                                      2,394          3,441      (1,047)      (30.4)%
     Normalized                                                    2,394          2,596        (202)       (7.8)%
  General and administrative
     Reported                                                        605          1,330        (725)      (54.5)%
     Normalized                                                      605            680         (75)      (11.0)%
                                                               ------------- ------------ ------------- ------------
  Total operating expenses
     Reported                                                      4,618          6,408      (1,790)      (27.9)%
     Normalized                                                    4,618          4,913        (295)       (6.0)%
                                                               ------------- ------------ ------------- ------------
Operating loss
  Reported                                                          (521)        (4,827)      4,306        89.2 %
  Normalized                                                        (521)          (832)        311        37.4 %
Interest and other income, net
  Reported                                                            93             72          21        29.2 %
  Normalized                                                          93             72          21        29.2 %
                                                               ------------- ------------ ------------- ------------
Loss before provision for income taxes
  Reported                                                          (428)        (4,755)      4,327        91.0 %
  Normalized                                                        (428)          (760)        332        43.7 %
Provision for income taxes
  Reported                                                             6             -            6         -
  Normalized                                                           6             -            6         -
                                                               ------------- ------------ ------------- ------------
Net loss
  Reported                                                        $ (434)       $(4,755)    $ 4,321        90.9 %
  Normalized                                                        (434)          (760)        326        42.9 %
                                                               ============= ============ ============= ============
Net loss per share
  Reported:
     Basic                                                        $(0.07)       $ (0.72)    $  0.65        90.3 %
                                                               ============= ============ ============= ============
     Diluted                                                      $(0.07)       $ (0.72)    $  0.65        90.3 %
                                                               ============= ============ ============= ============
  Normalized:
     Basic                                                        $(0.07)       $ (0.12)    $  0.05        41.7 %
                                                               ============= ============ ============= ============
     Diluted                                                      $(0.07)       $ (0.12)    $  0.05        41.7 %
                                                               ============= ============ ============= ============

         Note:  Special charges for the first quarter of fiscal 1997 ended December 31, 1996 represent $4.0 million pretax to streamline  operations and provide valuation reserves against inventories,  receivables and fixed assets.
The charges were taken to reflect historic  changes in existing product support as well as anticipated  changes due to future product development.

         The following table presents the Company's fiscal Condensed Consolidated Interim Statements of Operations for the first six months of fiscal 1998 and 1997 as a percentage of net sales, as reported and as normalized to remove the effects of special charges and credits incurred during the first quarter of fiscal 1997.


                                                 Six Months Ended
                                                 ----------------
                                               March 31,  March 29,   Increase
                                                  1998       1997     (Decrease)
                                                  ----       ----     ----------
Net sales
     Reported                                      100.0 %    100.0 %      0.0 %
     Normalized                                    100.0 %    100.0 %      0.0 %
Cost of sales
     Reported                                       43.1 %     81.3 %    (38.2)%
     Normalized                                     43.1 %     51.7 %     (8.6)%
                                               --------------------------------
           Gross margin
             Reported                               56.9 %    18.7 %      38.2 %
             Normalized                             56.9 %    48.3 %       8.6 %
                                               --------------------------------
Operating expenses:
     Research and development
        Reported                                    22.5 %    19.4 %       3.1 %
        Normalized                                  22.5 %    19.4 %       3.1 %
     Marketing and sales
        Reported                                    33.2 %    40.7 %      (7.5)%
        Normalized                                  33.2 %    30.7 %       2.5 %
     General and administrative
        Reported                                     8.4 %    15.7 %      (7.3)%
        Normalized                                   8.4 %     8.0 %       0.4 %
                                               --------------------------------
     Total operating expenses
        Reported                                    64.1 %    75.8 %     (11.7)%
        Normalized                                  64.1 %    58.1 %       6.0 %
                                               --------------------------------
Operating loss
     Reported                                       (7.2)%   (57.1)%      49.9 %
     Normalized                                     (7.2)%    (9.9)%       2.7 %
Interest and other income,  net
     Reported                                        1.3 %     0.9 %       0.4 %
     Normalized                                      1.3 %     0.9 %       0.4 %
                                               --------------------------------
Loss before provision for income taxes
     Reported                                       (5.9)%   (56.3)%      50.4 %
     Normalized                                     (5.9)%    (9.0)%       3.1
Provision for income taxes
     Reported                                        0.1 %       - %       0.1 %
     Normalized                                      0.1 %       - %       0.1 %
                                               --------------------------------
Net loss
     Reported                                       (6.0)%   (56.3)%      50.3 %
     Normalized                                     (6.0)%    (9.0)%       3.0 %
                                               ================================

         Note: Special charges for the first quarter of fiscal 1997 ended December 31, 1996 represent $4.0 million pretax to streamline operations and provide valuation reserves against inventories, receivables and fixed assets. The charges were taken to reflect historic changes in existing product support as well as anticipated changes due to future product development.

         The following discussion of results of operations for the six months ended March 31, 1998 and March 29, 1997 is based upon normalized results, without inclusion of the above noted special charges and credits incurred during the first quarter of fiscal 1997, which ended December 28, 1996.

         Net sales. The decrease in net sales during the first six months of fiscal 1998 from levels for the same period in fiscal 1997 was primarily due to decreased sales in the video post production marketplace. That decrease was partially offset by increased sales in the computer graphics production and post production marketplaces. International sales for the first six months of fiscal 1998 and 1997 represented 49.4% and 46.9% of net sales, respectively.

         The following table presents net sales dollar volume for the six months ended March 31, 1998 and March 29, 1997 by market and related percentages of total net sales (dollar amounts in thousands).


                                                                            Six Months Ended
                                                      --------------------------------------------------------------
                                                             March 31, 1998                   March 29, 1997
                                                             --------------                   --------------
                     Marketplace                         Amount        Percent             Amount        Percent
                     -----------                         ------        -------             ------        -------
Production                                               $4,227          58.7%             $3,192           37.8%
Post Production                                           1,975          27.4%              4,331           51.3%
Broadcasting                                                699           9.7%                680            8.0%
Other                                                       305           4.2%                247            2.9%
                                                      -----------------------------    -----------------------------
                                                         $7,206         100.0%             $8,450          100.0%
                                                      =============================    =============================

         Cost of sales. Normalized gross margin percentage for the first six months of fiscal 1998 increased over levels for the same period in fiscal 1997 primarily due to a greater portion of higher margin ELSET software sales included in the sales mix and increased margins on disk-based products.

         Research and development. The decrease in normalized research and development expenses in the first six months of fiscal 1998 from the same period in fiscal 1997 was primarily a result of decreases in salary expenses.

         Marketing and sales. The decrease in normalized marketing and sales expenses in the first six months of fiscal 1998 from the same period in fiscal 1997 is primarily due to decreases in headcount, demonstration equipment refurbishment costs, and commission expenses partially offset by increased trade show expenses and increased expenses relating to the marketing of virtual sets.

         General and administrative. The decrease in normalized general and administrative expenses in the first six months of fiscal 1998 from levels for the same period in fiscal 1997 was primarily due to decreased headcount and overhead costs.

         Interest and other income, net. The increase in net interest and other income during the first six months of fiscal 1998, was primarily due to increased average interest bearing cash and cash equivalent balances.

         Provision for from income taxes. In the first six months of fiscal 1998 and 1997, the Company was in a net operating loss carryforward position.

Liquidity and Capital Resources

         Since inception, the Company has financed its operations and expenditures for property and equipment through the sale of capital stock, borrowings under a bank line of credit and term loans As of March 31, 1998, the Company had $4.9 million of cash and cash equivalents.

         Operating activities provided $62,000 in net cash during the first six months of fiscal 1998 and $399,000 in net cash during the first six months of fiscal 1997. Net cash provided by operations in the first six months of fiscal 1998 was due primarily to decreases in accounts receivable and income tax refunds receivable and increases in accounts payable and accrued liabilities, partially offset by the net loss and an increase in inventories. This was fully offset by net cash used in financing activities for the acquisition of property and equipment. Net cash provided by operations in the first six months of fiscal 1997 was due primarily to decreases in accounts receivable and inventories, partially offset the net loss and by decreases in accounts payable, accrued liabilities, and deferred revenue. This was partially offset by net cash used in financing activities for the acquisition of property and equipment

         The Company has a revolving line of credit with Comerica Bank that allows for borrowings up to $4.0 million, subject to the level of accounts receivable. As of March 31, 1998, approximately $2.5 million of borrowings were available under this line of credit, of which the Company had no borrowings outstanding. Indebtedness under the line of credit accrues at Comerica's base rate and is secured by substantially all of the Company's assets. The line of credit may be terminated by either party upon 30 days' notice. Borrowings under the line of credit are subject to certain financial covenants.

         Based on current revenue levels, the Company believes that its existing cash, cash equivalents and credit facilities will be sufficient to meet its cash requirements for at least the next twelve months Although operating activities may provide cash in certain periods, to the extent the Company grows in the future, its operating and investing activities may use cash and, consequently, such growth may require the Company to obtain additional sources of financing. There can be no assurance that any necessary additional financing will be available to the Company on commercially reasonable terms, if at all.

New Accounting Guidelines

         In fiscal 1999, the Company will be required to adopt newly issued accounting guidelines addressing the reporting of comprehensive income. The adoption is expected to have no significant impact on the Company's net income or shareholders' equity. The guidelines require any unrealized gains and losses on available-for-sale securities or foreign currency translation adjustments to be included in other comprehensive income. Prior to adoption of the new guidelines, such items are reported as a separate component of stockholders' equity.

         Also in fiscal 1999, the Company will be required to adopt newly issued accounting guidelines addressing disclosures about segment and related information. As the Company operates in one segment, the adoption of the new guidelines is not expected to have a significant impact on the Company's results of operations, financial position, or disclosure of segment information.

Additional Factors That May Affect Future Results

Accom desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Specifically, the Company wishes to alert readers that certain important factors, as well as other factors, could in the future affect, and in the past have affected, the Company's actual results and could cause the Company's results for future years or quarters to differ materially from those expressed in any forward looking statements made by or on behalf of the Company. A detailed discussion of risk factors related to Accom's business is set forth in its Annual Report on Form 10-K for the year ended September 30, 1997 under the heading "Additional Factors That May Affect Future Results."

In addition to the factors discussed in the 10-K report, the following factors may also affect future results:

         Recent Reduction in Sales. In the second quarter of fiscal 1998, ended March 31, 1998, the Company's overall revenues declined by 27% from the same period from the 1997 fiscal year. The Company believes that this decline resulted from a decision by more than the usual number of customers in the distribution / broadcast marketplace to delay purchases until after the second quarter. In addition, in the Company's production marketplace, it appeared customers took longer than anticipated to evaluate the Company's ELSET virtual set product. There can be no assurance that these customers will eventually purchase the Company's products or that the Company's sales in the distribution / broadcast and production marketplaces will improve.

         Effects of Economic Conditions in Asia. In the first half of fiscal 1998, the recent economic instability in certain Asian countries contributed to lower revenue results, particularly for the Company's core (non-ELSET) products. Due to the continuing economic conditions in Asia, the Company believes that lower revenues from Asia are likely to continue for the foreseeable future, which could adversely affect the Company's business, financial condition, and operating results.


Item 3.  Quantitative and Qualitative Disclosures About Market Risks

                  Not Applicable.

                  PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

None.


Item 2.  Changes in Securities and Use of Proceeds

None.


Item 3.  Defaults Upon Senior Securities

None.


Item 4.  Submission of Matters to a Vote of Security Holders

On February 17, 1998, the Company held its annual meeting of stockholders. At such meeting, the Company's stockholders approved the following items by the following votes:

1. The Election of the following directors of the Company:

                           Nominee             For                     Withheld
                           -------             ---                     --------

  Junaid Sheikh                              4,983,925                 1,049,495
  Lionel M. Allan                            4,983,925                 1,049,495
  Thomas E. Fanella                          4,983,925                 1,049,495
  David A. Lahar                             4,983,925                 1,049,495

2. The ratification of the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending September 30, 1998.

For    6,029,278         Against     4,000        Abstain      142


Item 5.  Other Information

None.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits.


27.1 Financial Data Schedule


(b)  Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

         ACCOM, INC.



         By: /s/  Cal R. Hoagland
             --------------------
         Vice President, Finance and Chief Financial Officer
         Principal Financial And Accounting Officer


         Date:  May 15, 1998