Form 10-Q
period 1998-06-30
ACCOM INC
filed 1998-08-13
CIK 949335

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                   For the Fiscal Quarter Ended June 30, 1998

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

As of August 3, 1998, 6,675,164 shares of the Registrant's common stock, $0.001 par value, were outstanding.

                                   ACCOM, INC.

                  FORM 10-Q For the Quarter Ended June 30, 1998

                                      INDEX

                                                                                                             Page

             Facing sheet                                                                                      1

             Index                                                                                             2

Part I.      Financial Information (unaudited)

Item 1.      a)      Condensed consolidated interim balance sheets at June 30, 1998 and
                     September 30, 1997                                                                        3

             b)      Condensed consolidated interim statements of operations for the three and
                     nine month periods ended June 30, 1998 and June 28, 1997                                  4

             c)      Condensed consolidated interim statements of cash flows for the nine month
                     periods ended June 30, 1998 and June 28, 1997                                             5

             d)      Notes to condensed consolidated interim financial statements                              6

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of
             Operations                                                                                        8

Item 3       Quantitative and Qualitative Disclosures About Market Risks                                      15

Part II.     Other Information                                                                                16

Item 1       Legal Proceedings                                                                                16

Item 2       Changes in Securities and Use of Proceeds                                                        16

Item 3       Defaults Upon Senior Securities                                                                  16

Item 4       Submission of Matters to a Vote of Security Holders                                              16

Item 5       Other Information                                                                                16

Item 6       Exhibits and Reports on Form 8-K                                                                 16

             Signature                                                                                        17

             Exhibit 11.1 - Statement re:  computation of net income (loss) per share                         18

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                   ACCOM, INC.
                  CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS
                      (In thousands, except per share data)

                                                                        As of
                                                                     ------------
                                                                 June 30,  September 30,
                                                                   1998        1997
                                                                 --------    --------
                                                               (Unaudited)    (Note)
                                   Assets
Current assets:
     Cash and cash equivalents                                   $  4,244    $  5,317
     Accounts receivable, net                                       2,395       3,239
     Inventories                                                    1,660         980
     Income tax refunds receivable                                    243         621
     Deferred tax assets                                               38          38
     Prepaid expenses and other current assets                        367         334
                                                                 --------    --------
         Total current assets                                       8,947      10,529
Property and equipment, net                                         1,133         967
Other assets                                                           49          49
                                                                 --------    --------
         Total assets                                            $ 10,129    $ 11,545
                                                                 ========    ========

                    Liabilities and Stockholders' Equity
Current liabilities:
     Notes payable                                               $   --      $     24
     Accounts payable                                               1,528       1,476
     Accrued liabilities                                            1,305       1,338
     Deferred revenue                                                  83         141
                                                                 --------    --------
         Total current liabilities and total liabilities            2,916       2,979
                                                                 --------    --------
Stockholders' equity:
     Common stock, $0.001 par value; 20,233 shares authorized;
         6,671 and 6,627 shares issued and outstanding on
         June 30, 1998 and September 30, 1997, respectively        21,462      21,427
     Accumulated deficit                                          (14,249)    (12,861)
                                                                 --------    --------
         Total stockholders' equity                                 7,213       8,566
                                                                 --------    --------

         Total liabilities and stockholders' equity              $ 10,129    $ 11,545
                                                                 ========    ========

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

                                   ACCOM, INC.
             CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                              Three months ended             Nine months ended
                                              ------------------             -----------------
                                            June 30,       June 28,        June 30,       June 28,
                                              1998           1997            1998           1997
                                              ----           ----            ----           ----
Net sales                                    $3,028         $4,466         $10,234       $12,916

Cost of sales                                 1,546          2,027           4,655         8,896
                                         -----------------------------------------------------------

Gross margin                                  1,482          2,439           5,579         4,020
                                         -----------------------------------------------------------

Operating expenses:
     Research and development                   773            893           2,392         2,530
     Marketing and sales                      1,362          1,220           3,757         4,661
     General and administrative                 340            292             946         1,622
                                         -----------------------------------------------------------

Total operating expenses                      2,475          2,405           7,095         8,813
                                         -----------------------------------------------------------

Operating income (loss)                        (993)            34          (1,516)       (4,793)

     Interest and other income, net              41             43             134           115
                                         -----------------------------------------------------------

Income (loss) before provision for
     income taxes                              (952)            77          (1,382)       (4,678)

     Provision for income taxes                 -              -                 6           -
                                         -----------------------------------------------------------

Net income (loss)                             $(952)           $77         $(1,388)      ($4,678)
                                         ===========================================================

Net income (loss) per share - basic          $(0.14)         $0.01          ($0.21)       ($0.71)
                                         ===========================================================
Net income (loss) per share - diluted        $(0.14)         $0.01          ($0.21)       ($0.71)
                                         ===========================================================
Shares used in computation of net
     income (loss) per share - basic          6,672          6,592           6,658         6,577
                                         ===========================================================
Shares used in computation of net
     income (loss) per share - diluted        6,672          6,865           6,658         6,577
                                         ===========================================================

   The accompanying notes are an integral part of these condensed consolidated interim financial statements.

                                   ACCOM, INC.
             CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                        Nine Months Ended
                                                                        -----------------
                                                                       June 30,   June 28,
                                                                        1998       1997
                                                                        ----       ----
                   Cash flows from operating activities:
Net loss                                                               $(1,388)   $(4,678)
Adjustments to reconcile net loss to net cash used in
  operating activities:
     Depreciation and amortization                                         411        439
     Establishment of reserves against accounts receivable,
       inventories, and property and equipment and accruals
       for streamlining operations                                        --        3,995
     Changes in operating assets and liabilities,  net of effects of reserves to streamline operations
         Accounts receivable                                               844      1,266
         Inventories                                                      (680)     1,712
         Income tax refunds receivable                                     378       --
         Prepaid expenses and other current assets                         (33)       165
         Accounts payable                                                   52     (1,049)
         Accrued liabilities and customer deposits                         (33)       126
         Deferred revenue                                                  (58)      (241)
                                                                       ------------------
           Net cash provided (used) in operating activities               (507)     1,735
                                                                       ------------------

                   Cash flows from investing activities:
Expenditures for property and equipment                                   (577)      (311)
Other assets                                                              --           (6)
                                                                       ------------------
           Net cash used in investing activities                          (577)      (317)
                                                                       ------------------

                   Cash flows from financing activities:
Repayments on notes payable                                                (24)       (43)
Issuance of common stock                                                    39         71
Purchase of common stock                                                    (4)      --
                                                                       ------------------
           Net cash provided by financing activities                        11         28
                                                                       ------------------

Net increase (decrease) in cash and cash equivalents                    (1,073)     1,446
Cash and cash equivalents at beginning of period                         5,317      4,221
                                                                       ------------------
           Cash and cash equivalents at end of period                  $ 4,244    $ 5,667
                                                                       ==================

   The accompanying notes are an integral part of these condensed consolidated interim financial statements

                                      -5-

          NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  Basis of Preparation
         --------------------

         The condensed consolidated interim balance sheet as of June 30, 1998, and the condensed consolidated interim statements of operations and cash flows for the three and nine-month periods ended June 30, 1998 and June 28, 1997 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting of normal accruals) necessary to present fairly the financial position as of June 30, 1998 and the results of operations and cash for the three and nine-month periods ended June 30, 1998 and June 28, 1997, and have been made.

         These condensed consolidated interim financial statements should be reviewed in conjunction with the audited consolidated annual financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997. The results of operations for the three and nine-month periods ended June 30, 1998, are not necessarily indicative of the operating results for any future period.

Note 2.  Inventories
         -----------

         Inventories consist of the following (in thousands):

                                                 June 30,     September 30,
                                                   1998           1997
                                                   ----           ----

Purchased parts and materials                   $  174         $  225
Work-in-process                                    591            204
Finished goods                                     206            182
Demonstration inventory                            689            369
                                             ------------- -------------
                                                $1,660         $  980
                                             ============= =============

Note 3.  Bank Information
         ----------------

         The Company has no credit facilities available as of June 30, 1998. There are no borrowings outstanding.

Note 4.  New Accounting Guidelines
         -------------------------

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

         In October, 1997, the Accounting Standards Executive Committee issued Statement of Position 97-2 ("SOP 97-2"), as amended by SOP 98-4 "Software Revenue Recognition." These statements provide guidance on applying generally accepted accounting principles in recognizing revenue on software transactions and are effective for the Company's transactions entered into subsequent to October 1, 1998.

         The Company is in the process of assessing the implications of the implementation. Detailed implementation guidelines for these statements have not yet been issued. Once issued, such detailed guidance could lead to unanticipated changes in the Company's current revenue practices and material adverse changes in the Company's reported revenues and earnings. In the event implementation guidance is contrary to the revenue accounting practices, the Company believes it can change its current business practices to comply with the guidance and avoid any material adverse effect on reported revenues and earnings. However, there can be no assurance this will be the case.

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

         Additionally, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements and should be read in conjunction with the discussion following under "Additional Factors That May Affect Future Results" and with "Item 1. Business - Additional Factors That May Affect Future Results" included in its Annual Report on Form 10-K for the fiscal year ended September 30, 1997 and incorporated by reference in its entirety into this Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

--------------------------------------------------------------------------------
                         Primary Marketplaces / Products
                         -------------------------------

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

Results of Operations

Three Months Ended June 30, 1998 and June 28, 1997

         The following table presents the Company's Condensed Consolidated Interim Statements of Operations for the three months ended June 30, 1998 and June 28, 1997 as reported (dollar amounts in thousands, except per share data).

                                                       Three Months Ended
                                                       ------------------         Increase (Decrease)
                                                      June 30,     June 28,       -------------------
                                                        1998         1997         Amount       Percent
                                                        ----         ----         ------       -------
Net sales                                             $ 3,028        $ 4,466    $ (1,438)      (32.2)%
Cost of sales                                           1,546          2,027        (481)      (23.7)%
                                                    ------------- ------------ ------------- ------------
     Gross margin                                       1,482          2,439        (957)      (39.2)%
Operating expenses:
  Research and development                                773            893        (120)      (13.4)%
  Marketing and sales                                   1,362          1,220         142        11.6%
  General and administrative                              340            292          48        16.4%
                                                    ------------- ------------ ------------- ------------
  Total operating expenses                              2,475          2,405          70         2.9%
                                                    ------------- ------------ ------------- ------------
Operating income (loss)                                  (993)            34      (1,027)    (3,020.6)%
Interest and other income, net                             41             43          (2)       (4.7)%
                                                    ------------- ------------ ------------- ------------
Income (loss) before provision for income taxes          (952)            77      (1,029)    (1,336.4)%
Provision for income taxes                                  -              -           -            -
Net income (loss)                                      $ (952)          $ 77      (1,029)    (1,336.4)%
                                                    ============= ============ ============= ============

Net income (loss) per share - basic                     $(0.14)        $0.01       $(0.15)   (1,500.0)%
                                                    ============= ============ ============= ============
Net income (loss) per share - diluted                   $(0.14)        $0.01       $(0.15)   (1,500.0)%
                                                    ============= ============ ============= ============

         The following table presents the Company's Condensed Consolidated Interim Statements of Operations for the three months ended June 30, 1998 and June 28, 1997 as a percentage of net sales, as reported.


                                               Three Months Ended
                                               ------------------
                                               June 30,   June 28,   Increase
                                                 1998       1997    (Decrease)
                                                 ----       ----    ----------
Net sales                                         100.0%     100.0%       0.0%
Cost of sales                                      51.1%      45.4%       5.7%
                                               --------------------------------
           Gross margin                            48.9%      54.6%      (5.7)%
Operating expenses:
     Research and development                      25.5%      20.0%       5.5%
     Marketing and sales                           45.0%      27.3%      17.7%
     General and administrative                    11.2%       6.5%       4.7%
                                               --------------------------------
     Total operating expenses                      81.7%      53.8%      27.9%
                                               --------------------------------
Operating income (loss)                          (32.8)%       0.8%     (33.6)%
Interest and other income,  net                     1.4%       1.0%       0.4%
                                               --------------------------------
Income (loss) before provision for income taxes  (31.4)%       1.8%     (33.2)%
Provision for income taxes                           -           -          -
                                               ================================
Net income (loss)                                (31.4)%       1.8%     (33.2)%
                                               ================================



         The following discussion of results of operations for the three months ended June 30, 1998 and June 28, 1997 is based upon reported results.

         Net sales. The decrease in net sales during the third quarter of fiscal 1998 from fiscal 1997 levels was primarily due to decreased sales in the production and post production marketplaces. International sales for the third quarter of fiscal 1998 and 1997 represented 39.3% and 37.2% of net sales, respectively.

         The following table presents net sales dollar volume for the three months ended June 30, 1998 and June 28, 1997 by market and related percentages of total net sales (dollar amounts in thousands).

                                                         Three Months Ended
                                    --------------------------------------------------------------
                                           June 30, 1998                    June 28, 1997
                                           -------------                    -------------
       Marketplace                     Amount        Percent             Amount        Percent
       -----------                     ------        -------             ------        -------
Production                             $1,405          46.4%             $2,495           55.9%
Post Production                           592          19.6%              1,090           24.4%
Broadcasting                              899          29.7%                774           17.3%
Other                                     132           4.3%                107            2.4%
                                    -----------------------------    -----------------------------
                                       $3,028         100.0%             $4,466          100.0%
                                    =============================    =============================

         Cost of sales. Gross margin percentage for the third quarter of fiscal 1998 decreased over levels in the third quarter of fiscal 1997 primarily due to a greater proportion of sales of the lower-priced WSD model and increased impact of manufacturing overhead.

         Research and development. Research and development expenses for the third quarter of fiscal 1998 decreased over levels in the third quarter of fiscal 1997 primarily due to decreases in project expenses, consulting services, bonuses, and recruiting expenses.

         Marketing and sales. Marketing and sales expenses for the third quarter of fiscal 1998 increased over levels in the third quarter of fiscal 1997 primarily due to increased advertising and ELSET marketing expenses.

         General and administrative. The increase in general and administrative expenses in the third quarter of fiscal 1998 from levels for the same period in fiscal 1997 was primarily due to increases in headcount.

         Interest and other income, net. Net interest and other income for the third quarter of fiscal 1998 was essentially comparable to levels for the same period in fiscal 1997.

         Provision for income taxes. In the third quarter of fiscal 1998 and 1997, the Company was in a net operating loss carryforward position.

Nine Months Ended June 30, 1998 and June 28, 1997

         The following table presents the Company's Condensed Consolidated Interim Statements of Operations for the nine months ended June 30, 1998 and June 28, 1997 as reported and as normalized to remove the effects of special charges incurred during the first three months of fiscal 1997 (dollar amounts in thousands, except per share data).

                                                   Nine Months Ended
                                                   -----------------         Increase (Decrease)
                                                 June 30,     June 28,       -------------------
                                                   1998         1997         Amount       Percent
                                                   ----         ----         ------       -------
Net sales
  Reported                                     $  10,234       $ 12,916     $(2,682)      (20.8)%
  Normalized                                      10,234         12,916      (2,682)      (20.8)%
Cost of sales
  Reported                                         4,655          8,896      (4,241)      (47.7)%
  Normalized                                       4,655          6,396      (1,741)      (37.4)%
                                               ------------- ------------ ------------- ------------
     Gross margin
       Reported                                    5,579          4,020       1,559        38.8%
       Normalized                                  5,579          6,520        (941)      (14.4)%
                                               ------------- ------------ ------------- ------------
Operating expenses:
  Research and development
     Reported                                      2,392          2,530        (138)       (5.5)%
     Normalized                                    2,392          2,530        (138)       (5.5)%
  Marketing and sales
     Reported                                      3,757          4,661        (904)      (19.4)%
     Normalized                                    3,757          3,816         (59)       (1.5)%
  General and administrative
     Reported                                        946          1,622        (676)      (41.7)%
     Normalized                                      946            972         (26)       (2.7)%
                                               ------------- ------------ ------------- ------------
  Total operating expenses
     Reported                                      7,095          8,813      (1,718)      (19.5)%
     Normalized                                    7,095          7,318        (223)       (3.0)%
                                               ------------- ------------ ------------- ------------
Operating loss
  Reported                                        (1,516)        (4,793)      3,277        68.4%
  Normalized                                      (1,516)          (798)       (718)      (90.0)%
Interest and other income, net
  Reported                                           134            115          19        16.5%
  Normalized                                         134            115          19        16.5%
                                               ------------- ------------ ------------- ------------
Loss before provision for income taxes
  Reported                                        (1,382)        (4,678)      3,296        70.5%
  Normalized                                      (1,382)          (683)       (699)     (102.3)%
Provision for income taxes
  Reported                                             6             -            6         -
  Normalized                                           6             -            6         -
                                               ------------- ------------ ------------- ------------
Net loss
  Reported                                      $ (1,388)    $   (4,678)     $3,290        70.3%
  Normalized                                      (1,388)          (683)       (705)     (103.2)%
                                               ============= ============ ============= ============
Net loss per share Reported:
     Basic and diluted                             $(0.21)       $(0.71)       $0.50        70.4%
                                               ============= ============ ============= ============
  Normalized:
     Basic and diluted                             $(0.21)       $(0.11)      $(0.10)      (90.9)%
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

                                      -11-

         The   following   table   presents  the  Company's   fiscal   Condensed
Consolidated Interim Statements of Operations for the first nine months of fiscal 1998 and 1997 as a percentage of net sales, as reported and as normalized to remove the effects of special charges and credits incurred during the first quarter of fiscal 1997.


                                             Nine Months Ended
                                             -----------------
                                              June 30,   June 28,   Increase
                                                1998       1997    (Decrease)
                                                ----       ----    ----------
Net sales
     Reported                                  100.0%     100.0%       0.0%
     Normalized                                100.0%     100.0%       0.0%
Cost of sales
     Reported                                   45.5%      68.9%     (23.4)%
     Normalized                                 45.5%      49.5%      (4.0)%
                                           ---------------------------------
           Gross margin
             Reported                           54.5%      31.1%      23.4%
             Normalized                         54.5%      50.5%       4.0%
                                           ---------------------------------
Operating expenses:
     Research and development
        Reported                                23.4%      19.6%       3.8%
        Normalized                              23.4%      19.6%       3.8%
     Marketing and sales
        Reported                                36.7%      36.1%       0.6%
        Normalized                              36.7%      29.5%       7.2%
     General and administrative
        Reported                                 9.2%      12.6%      (3.4)%
        Normalized                               9.2%       7.5%       1.7%
                                           ---------------------------------
     Total operating expenses
        Reported                                69.3%      68.3%       1.0%
        Normalized                              69.3%      56.6%      12.7%
                                           ---------------------------------
Operating loss
     Reported                                  (14.8)%    (37.2)%     22.4%
     Normalized                                (14.8)%     (6.1)%     (8.7)%
Interest and other income,  net
     Reported                                    1.3%       0.9%       0.4%
     Normalized                                  1.3%       0.9%       0.4%
                                           ---------------------------------
Loss before provision for income taxes
     Reported                                  (13.5)%    (36.3)%     22.8%
     Normalized                                (13.5)%     (5.2)%     (8.3)
Provision for income taxes
     Reported                                    0.1 %        - %      0.1 %
     Normalized                                  0.1 %        - %      0.1 %
                                           ---------------------------------
Net loss
     Reported                                  (13.6)%    (36.3)%     22.8%
     Normalized                                (13.6)%     (5.2)%     (8.3)%
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

         The following discussion of results of operations for the nine months ended June 30, 1998 and June 28, 1997 is based upon normalized results, without inclusion of the above noted special charges and credits incurred during the first quarter of fiscal 1997, which ended December 28, 1996.

         Net sales. The decrease in net sales during the first nine months of fiscal 1998 from levels for the same period in fiscal 1997 was primarily due to decreased sales in the video post production marketplace. International sales for the first nine months of fiscal 1998 and 1997 represented 46.5% and 43.5% of net sales, respectively.

         The following table presents net sales dollar volume for the six months ended June 30, 1998 and June 28, 1997 by market and related percentages of total net sales (dollar amounts in thousands).

                                                             Nine Months Ended
                                       --------------------------------------------------------------
                                              June 30, 1998                    June 28, 1997
                                              -------------                    -------------
             Marketplace                  Amount        Percent             Amount        Percent
             -----------                  ------        -------             ------        -------
Production                                $5,633          55.0%             $5,686           44.0%
Post Production                            2,567          25.1%              5,422           42.0%
Broadcasting                               1,597          15.6%              1,454           11.3%
Other                                        437           4.3%                354            2.7%
                                       -----------------------------    -----------------------------
                                         $10,234         100.0%            $12,916          100.0%
                                       =============================    =============================

         Cost of sales. Normalized gross margin percentage for the first nine months of fiscal 1998 increased over levels for the same period in fiscal 1997 primarily due to a greater portion of higher margin ELSET software sales included in the sales mix and increased margins on disk-based products partially offset by increased manufacturing overhead variance.

         Research and development. The decrease in normalized research and development expenses in the first nine months of fiscal 1998 from the same period in fiscal 1997 was primarily due to decreases in salary expenses, resulting from an increased proportion of lower salaried employees, and depreciation, resulting from an increase in fully depreciated assets.

         Marketing and sales. The decrease in normalized marketing and sales expenses in the first nine months of fiscal 1998 from the same period in fiscal 1997 is primarily due to decreases in salary expenses, demonstration equipment refurbishment costs, and commission expenses partially offset by increased trade show expenses, depreciation and expenses relating to the marketing of virtual sets.

         General and administrative. General and administrative expenses in the first nine months of fiscal 1998 were essentially comparable to levels for the same period in fiscal 1997.

         Interest and other income, net. The increase in net interest and other income during the first nine months of fiscal 1998, was primarily due to increased average interest bearing cash and cash equivalent balances.

         Provision for income taxes. In the first nine months of fiscal 1998 and 1997, the Company was in a net operating loss carryforward position.

Liquidity and Capital Resources

         Since inception, the Company has financed its operations and expenditures for property and equipment through the sale of capital stock, borrowings under a bank line of credit and term loans As of June 30, 1998, the Company had $4.2 million of cash and cash equivalents.

         Operating activities used $507,000 in net cash during the first nine months of fiscal 1998 and provided $1.7 million in net cash during the first nine months of fiscal 1997. Net cash used by operations in the first nine months of fiscal 1998 was due primarily to the net loss and an increase in inventories partially offset by decreases in accounts receivable and income tax refunds receivable. Additional net cash was used in investing activities for the acquisition of property and equipment. The increase in cash and cash equivalents in the first nine months of fiscal 1997 was primarily due to net cash provided by operations, which resulted substantially from decreases in accounts receivable and inventories, partially offset by the net loss and by a decrease in accounts payable.

         The Company has no credit facilities available as of June 30, 1998. There are no bank borrowings outstanding.

         Based on current revenue levels, the Company believes that its existing cash and cash equivalents will be sufficient to meet its cash requirements for at least the next twelve months. Although operating activities may provide cash in certain periods, to the extent the Company grows in the future, its operating and investing activities may use cash and, consequently, such growth may require the Company to obtain additional sources of financing. There can be no assurance that any necessary additional financing will be available to the Company on commercially reasonable terms, if at all.

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

         In October, 1997, the Accounting Standards Executive Committee issued Statement of Position 97-2 ("SOP 97-2"), as amended by SOP 98-4 "Software Revenue Recognition." These statements provide guidance on applying generally accepted accounting principles in recognizing revenue on software transactions and are effective for the Company's transactions entered into subsequent to October 1, 1998.

         The Company is in the process of assessing the implications of the implementation. Detailed implementation guidelines for these statements have not yet been issued. Once issued, such detailed guidance could lead to unanticipated changes in the Company's current revenue practices and material adverse changes in the Company's reported revenues and earnings. In the event implementation guidance is contrary to the revenue accounting practices, the Company believes it can change its current business practices to comply with the guidance and avoid any material adverse effect on reported revenues and earnings. However, there can be no assurance this will be the case.

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

In addition to the factors discussed in the 10-K report, the following factors may also affect future results:

         Recent Reduction in Sales. In the third quarter of fiscal 1998, ended June 30, 1998, the Company's overall revenues declined by 32.2% from the same period in fiscal 1997. The Company believes that this decline resulted from a decision by more than the usual number of customers to delay purchases until after the transition path to new Digital Television (DTV) standards is clear. In addition, in the Company's production marketplace, it appeared customers took longer than anticipated to evaluate the Company's ELSET virtual set product and the WSD 2Xtreme digital disk recorder product. There can be no assurance that these customers will eventually purchase the Company's products or that the Company's sales in these product areas will improve.

         Effects of Economic Conditions in Asia. In the first nine months of fiscal 1998, the recent economic instability in certain Asian countries contributed to lower revenue results, particularly for the Company's core
(non-ELSET) products. Due to the continuing economic instability in Asia, the Company believes that lower revenues from Asia are likely to continue for the foreseeable future, which could adversely affect the Company's business, financial condition, and operating results.


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

         None.


         Item 3.  Defaults Upon Senior Securities

         None.


         Item 4.  Submission of Matters to a Vote of Security Holders

         None.


         Item 5.  Other Information

                  On July 20, 1998, the Company's Common Stock was delisted from the NASDAQ National Market System. The Common Stock is now quoted on the OTC Bulletin Board.


         Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits.

                  11.1  Computation of net income (loss) per share

                  27.1  Financial Data Schedule (EDGAR filed version only)


         (b) Reports on Form 8-K.

                  None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

         ACCOM, INC.



         By: /s/  Junaid Sheikh
             ---------------------
         Chairman, President and Chief Executive Officer



         Date:  August 12, 1998
                                      -17-