Form 10-K
period 1998-09-30
ACCOM INC
filed 1998-12-29
CIK 949335

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Fiscal Year Ended September 30, 1998, or

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports). and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $2,250,651 as of December 16, 1998, based upon the closing sale price on the Over-the-Counter (OTC) Bulletin Board reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% of more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         There were 10,125,164 shares of Registrant's Common Stock issued and outstanding as of December 16, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Information required under Part III will be filed as an amendment to this Form 10-K not later than 120 days after the end of the fiscal year covered by this Form 10-K.

         "Accom," "Abekas," "Axial," "DveousFX," "ELSET," "Digisphere," "Microsphere," "Stratasphere," "Videosphere" and "WSD" are some of the registered trademarks of the Company, and all of the Company's other product names are trademarks of the Company. "Onyx(TM)" is a trademark of Silicon
Graphics, Inc. This Report also includes trademarks of companies other than Accom, Inc. and Silicon Graphics. Unless the context indicates otherwise, reference in this Report to the "Company" and "Accom" refers to Accom, Inc. and its consolidated subsidiaries.

                                     PART I

Item 1.  Business

         The company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Specifically, the Company wishes to alert readers that the factors set forth in the sections entitled "Manufacturing and Supplies," "Competition" "Proprietary Rights and Licenses" and "Additional Factors That May Affect Future Results," below, as well as other factors, could in the future affect, and in the past have affected, the Company's actual results and could cause the Company's results for future years or quarters to differ materially from those expressed in any forward looking statements made by or on behalf of the Company, including without limitation those contained in this 10-K report. Forward looking statements can be identified by forward looking words, such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue" or similar words.

General

         Accom, Inc. ("Accom" or the "Company") designs, manufactures, sells, and supports a complete line of digital video signal processing, editing, and disk recording, and virtual set tools, primarily for the professional worldwide video production, post production and live broadcasting, and computer video production and post-production, marketplaces. The Company's systems are designed to be used by video professionals to create, edit and broadcast high quality video content such as television shows, commercials, news, music videos and video games.

         The proliferation of distribution channels for video content, including cable, satellite and direct view systems such as videos and DVDs, is increasing the demand for broadcast content while diminishing the potential viewing audience and revenue per channel. To compete more effectively, broadcasters and other professional content creators require systems that reduce the cost of developing and delivering video content and more flexibly distribute the same or repurposed content over multiple channels. These systems must be capable of performing mission-critical tasks reliably and in real time without detracting from the final video quality. As video professionals transition from traditional stand-alone analog systems to integrated digital systems, they also require systems that can be easily integrated with existing equipment to leverage their significant capital investments.

         The Company provides innovative products that cost-effectively meet the needs of professional content creators and broadcasters in real time video production, post-production and distribution. The Company's current products include the ELSET(R) virtual set system used in the production process by replacing traditional physical studio sets with three-dimensional ("3D") virtual sets, on-line video editing systems and digital video disk recorders used during the content creation production and post production processes, and networked still image and video clip storage systems used by broadcasters in the distribution process.

         The following table summarizes the Company's key products:

------------------------------------------------------------------------------------------------------------------------------------
           Product                                                    Primary Applications
------------------------------------------------------------------------------------------------------------------------------------
    Virtual Set Production Tools
------------------------------------------------------------------------------------------------------------------------------------
       ELSET(R) Virtual Set                                           Virtual sets for high-end video content creation
                                                                      production in real time
------------------------------------------------------------------------------------------------------------------------------------
    Computer Graphics and Animation Digital Disk Recorders
------------------------------------------------------------------------------------------------------------------------------------
       WSD(R)/2Xtreme                                                 Desktop computer graphics and animation production
------------------------------------------------------------------------------------------------------------------------------------
    Digital Signal Processors
------------------------------------------------------------------------------------------------------------------------------------
       Dveous(TM) and Brutus                                          Digital Video Effects systems for news and sports
------------------------------------------------------------------------------------------------------------------------------------
       8150 Switcher                                                  On-line post production editing for commercials and
                                                                      long form television programs
------------------------------------------------------------------------------------------------------------------------------------
    Digital Editors
------------------------------------------------------------------------------------------------------------------------------------
       Axial(R) 3000                                                  On-line post production editing for commercials and
                                                                      long form television programs
       Sphere(TM)                                                     Non-linear editing for long and short form programs
                                                                      and commercials
------------------------------------------------------------------------------------------------------------------------------------
    Video Digital Disk Recorders
------------------------------------------------------------------------------------------------------------------------------------
       APR(TM)/Attache                                                On-line post production editing and effects and on-air
                                                                      playback of graphics for broadcast
------------------------------------------------------------------------------------------------------------------------------------
   Digital News Graphics and Clip Servers
------------------------------------------------------------------------------------------------------------------------------------
       Axess(TM)                                                      Creation and broadcast distribution of news graphics
                                                                      and short video segments
------------------------------------------------------------------------------------------------------------------------------------

         The Company's strategy is to maintain its leadership position in the professional segment of the video post-production market by enhancing its existing product lines and developing new products that establish higher standards of performance in video editing and digital recording. The Company also plans to build upon its established reputation in the post-production segment to market the ELSET(R) Virtual Set and its Axess(TM) news graphics and clip server to the production and distribution markets, respectively. Additionally, the Company continues to pursue its strategy of first developing and marketing full-featured systems to prove technological feasibility and market acceptance and then designing lower-priced products with reduced feature sets to appeal to a broader base of customers.

         The Company sells its products through a combination of its direct sales force and indirect distribution channels.

         On December 10, 1998, the Company acquired substantially all of the assets and certain liabilities of Scitex Digital Video, Inc. and certain of its affiliates, as part of the Company's strategy to broaden its product line and to grow the Company. The acquired assets include Scitex Digital Video's business of developing, manufacturing, marketing and selling digital video manipulation equipment and non-linear video workstations for the video industry. The products that were acquired in such transaction are described in the Section entitled "Products" below.

Industry Overview

         The creation and distribution of video content consists of four distinct stages: pre-production, production, post-production and distribution.

o    Pre-production involves creation of the script and storyboard.

o Production (content creation) involves shooting video or film, as well as creation of computer-generated graphics and sound recording.

o Post-production consists of editing and manipulating diverse images and audio elements into a final program, including off-line and on-line editing.

o Distribution is the delivery of the finished video content to the viewer through traditional channels such as broadcast, satellite and cable channels or through direct distribution of video rentals, DVDs and video games.

         The market for systems used in the video content creation, editing and distribution process ranges from high-end professional users such as television networks, cable television companies and independent production and post-production houses, to professionals and non-professionals that create video content for less demanding applications such as corporate communications. High-end professional users typically drive the performance standards for innovation, quality, speed and features for the video production and broadcast markets.

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

The Accom(R) Approach

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

         The Company offers a range of products to the high-end segment of the video production, post-production and distribution markets. The Company's current key products are:

o Virtual set tools, which are designed to enable content producers to cost-effectively create programs with virtual production sets instead of traditional sets;

o    Digital disk recorders to produce computer graphics and animation;

o    On-line video editing systems used by post production professionals;

o    Non-linear editing systrems used by post production professionals;

o    Digital   video   effects   and   switchers   used  by   broadcasters   and
     post-production professionals;

o Digital video disk recorders used during the on-line post production editing process; and

o Networked still image and video clip storage systems used by broadcast distributors of video content.

Accom Strategy

         Accom's goal is to be a leading supplier of production, post-production and distribution systems to the high-end video content creation, editing and broadcast markets. To achieve this goal, Accom is following a strategy that includes the following key elements:

         Maintain Leadership Position in Current High-End Market. The Company has established a reputation for meeting the exacting needs of the high-end segment of the video post-production market. The Company plans to maintain its leadership position in the high-end segment of the video post-production market developing new products that establish higher standards of performance in video editing and digital recording.

         Expand into New High-End Market Segment. The Company plans to leverage its existing reputation in the high-end post-production segment to market the ELSET(R) Virtual Set and the Axess(TM) to the production and distribution market segments, respectively.

         Broaden Lower-Priced Product Line. The Company has introduced products, such as the Axial(R) 3000 on-line editor, the Workstation Disk ("WSD(R)") digital video disk recorders, and the APR(TM) digital video disk recorders that provide high-end users with reduced feature sets at lower prices. In the past the Company first developed and marketed full-featured systems to prove technological feasibility and market acceptance, then designed lower-priced products with reduced feature sets to appeal to a broader base of customers. Beginning with the WSD(R)/2Xtreme and APR(TM) (Accom Professional Recorder) line of products, the Company has shifted to introducing products that offer high value but also significant price advantages over competing products.

         Invest in Innovative Technologies. The Company has developed significant expertise in core technologies relating to editing, real time control, and digital video disk recording. The Company intends to continue to internally develop and acquire new technologies as necessary to design products that satisfy customer requirements for quality, speed, cost and functionality. For example, by acquiring the company that developed ELSET(R), the Company obtained access to virtual set technology.

         Enhance Distribution Channels. The Company plans to expand its direct marketing and sales efforts to more effectively penetrate the high-end market segment. In addition, the Company intends to expand its indirect distribution channels, including dealers, value-added resellers and third-party software solutions vendors, to increase sales of lower-priced products.

Products

         The Company currently offers six product lines that address the needs of the video and computer graphics production, post-production and distribution market segments. The ELSET(R) Virtual Set is designed to be used in the production of video content. The Company's video digital on-line editing systems, disk recorders and signal processing equipment are used primarily in post-production. Digital news graphics and clip servers address the needs of video distribution. The Company's digital disk recorders are also used in the production of computer graphics and animation.

         The following  table  summarizes the Company's key market  segments and products:
------------------------------------------------------------------------------------------------------------------------------------
                     MARKETS / Product                               Primary Applications
------------------------------------------------------------------------------------------------------------------------------------
  PRODUCTION:
------------------------------------------------------------------------------------------------------------------------------------
    Virtual Set Production Tools
------------------------------------------------------------------------------------------------------------------------------------
       ELSET(R) Virtual Set                                           Virtual sets for high-end video content creation
                                                                      production in real time
------------------------------------------------------------------------------------------------------------------------------------
    Computer Graphics and Animation Digital Disk Recorders
------------------------------------------------------------------------------------------------------------------------------------
       WSD(R)/2Xtreme                                                 Desktop computer graphics and animation production
------------------------------------------------------------------------------------------------------------------------------------
  POST PRODUCTION:
------------------------------------------------------------------------------------------------------------------------------------
    Digital Signal Processors
------------------------------------------------------------------------------------------------------------------------------------
       8150 Digital Switcher                                          On-line post production editing for commercials and
                                                                      long form television programs
------------------------------------------------------------------------------------------------------------------------------------
    Digital Editors
------------------------------------------------------------------------------------------------------------------------------------
       Axial(R) 3000                                                  On-line post production editing for commercials and
                                                                      long form television programs
       Sphere(TM)                                                     Non-linear editing for long and short form programs
                                                                      and commercials
------------------------------------------------------------------------------------------------------------------------------------
    Video Digital Disk Recorders
------------------------------------------------------------------------------------------------------------------------------------
       APR(TM)/Attache                                                On-line post production editing and effects and on-air
                                                                      playback of graphics for broadcast
------------------------------------------------------------------------------------------------------------------------------------
  DISTRIBUTION:
------------------------------------------------------------------------------------------------------------------------------------
    Digital Signal Processors
------------------------------------------------------------------------------------------------------------------------------------
       Dveous(TM) and Brutus                                          Digital Video Effects systems for news and sports
------------------------------------------------------------------------------------------------------------------------------------
   Digital News Graphics and Clip Servers
------------------------------------------------------------------------------------------------------------------------------------
       Axess(TM)                                                      Creation and broadcast distribution of news graphics and
                                                                      short video segments
------------------------------------------------------------------------------------------------------------------------------------


The following table summarizes the Company's fiscal 1998 net sales by market segment:

                                                           1998
                                                           ----
                    Market                       Amount            Percent
                    ------                       ------            -------
             Production                          $ 6,551            51.9%
             Post Production                       3,593            28.5%
             Distribution                          1,847            14.6%
             Other                                   626             5.0%
                                            ------------------------------------
                                                 $12,617          100.0%
                                            ====================================

Video Virtual Set Production Tools

         The ELSET(R) Virtual Set is designed to enable content creators to create virtual sets utilizing standard 2D and 3D painting, modeling and animation tools and to combine these virtual sets with live actors in real time. The ELSET(R) Virtual Set combines the virtual world and the real world to create the illusion that the actors are a part of the virtual set. Thus, content creators are able to achieve greater artistic control over the environments in which content is developed. Traditional physical sets can be replaced or augmented by virtual sets to achieve the desired look of large studios while using a small physical studio. Virtual sets can be readily altered.

         The Company believes that ELSET(R) Virtual Set will enable content producers and the organizations that service such producers to leverage their investment in existing studio infrastructures. Content producers can utilize the same virtual set in different studios and quickly load new sets to alter the appearance of the set. The Company believes that by implementing the ELSET(R) Virtual Set, these professionals will be able to greatly increase the amount of content that can be produced in their existing studios and substantially reduce the labor and storage costs associated with traditional physical sets. The company anticipates that the ELSET(R) Virtual Set will be used primarily in the production of news and sports broadcasts, children's programs, news magazines, music videos, video games and talk shows.

         To broadcast a virtual set or to produce a program using virtual sets, standard production equipment such as lights, cameras, camera control heads, video keyers, switchers is required. The Company does not supply this equipment but it is readily available from a variety of sources. Similarly, 2D and 3D painting and modeling tools are required for creating the virtual sets, which the Company does not supply but are readily available from various sources.

         The Company currently offers three ELSET(R) Virtual Set products:

         ELSET(R) LIVE software operates on the Silicon Graphics ("SGI") Onyx 2 computers and is used for real time productions. The Company primarily offers the ELSET(R) LIVE software; however from time to time will also resell the SGI hardware for the convenience of the customers.

         ELSET(R)POST software operates on the SGI O2 computer and is used for non-real time productions. ELSET(R)POST offers a lower cost alternative to ELSET(R)LIVE by allowing users to trade off production time against cost. ELSET(R)POST utilizes Alias 3D software to create the set and to preview scenes in lower quality during production. During production, camera moves in addition to animation triggers are recorded on the O2 while the actors are recorded in full quality on a video recorder. After the production is complete, the virtual scenes are rendered in full quality using the SGI computer and recorded on the Accom WSD(R) digital disk recorder. The final program is composited using the recording of the actors and the rendered sets from the Accom WSD(R) digital disk recorder. By rendering virtual sets off-line, complex scenes may be produced that are not possible in real time virtual set productions.

         ELSET(R) LIVE-NT system is a real time virtual set system offering a lower cost alternative to the ELSET(R)LIVE running on the SGI Onyx2 platform. ELSET(R) LIVE-NT runs on a Windows NT platform and a graphics engine from Real 3D. The virtual sets are designed by using 3D Studio Max modeling software from Kinetex. The Accom proprietary software is a "plug in" for the 3D Studio Max software.

Computer Graphics and Animation Digital Disk Recorder

         The Company's WSD digital disk recorder is primarily used in the production and post production of computer graphics and animation. The WSD(R)/2Xtreme, the fourth generation WSD(R) product, is a D1 quality digital video disk recorder and video subsystem that enables users to record and play back digital video images in real time and rapidly transfer digital video images to and from computer workstations. The WSD(R)/2Xtreme enables more efficient creation of 2D and 3D graphics and animation by providing a bridge between the computer workstation and video tape recorders and other video devices. The WSD(R)/2Xtreme's digital random access recording and playback features improve the quality of desktop graphics production by eliminating the speed and maintenance problems associated with analog video tape recorders. With the WSD(R)/2Xtreme, frames can be played back in real time so the user can see the end result in full motion on a video monitor. An SGI graphic interface option enables users to preview frames on the workstation display at full resolution or display real time video from the WSD(R)/Xtreme disk or input source. The Company has worked closely with a number of third-party software developers to integrate the WSD(R)/2Xtreme with their applications. The WSD(R)/Xtreme also provides both Ethernet and SCSI interfaces, thereby enabling connection to other computer platforms. Accom has interfaces for the WSD(R)/Xtreme to enable Windows(TM) personal computer and Apple Macintosh users to integrate the WSD(R)/Xtreme into their systems. The WSD(R)/2Xtreme offers all of the features of its predecessors, but at a price that is almost half of the Xtreme model it replaced.

Digital Signal Processing Equipment

         On December 10, 1998 Accom acquired substantially all of the assets of Scitex Digital Video. The 8150 switcher, the Dveous(TM) and the Brutus digital video effects (DVE) product lines were a part of this acquisition.

         The 8150 Digital Switcher with Built-in 3D Effects

The 8150 switcher is typically used in an on-line post-production editing suite. In addition to a switcher, this type of an editing suite requires an on-line editor like the Axial(R) and digital disk recorder like the APR(TM) Attache or the WSD 2Xtreme --- products manufactured by Accom. This 8150 is a powerful switcher which combines the familiar Mix/Effects architecture with limitless effects layering capabilities. The 8150's graphically assisted control panel and built-in high density 3.5" floppy drive and other advanced features make it easy to operate. The 8150 offers an optional 3D Digital Video Effects based on the twin channel Dveous(TM) architecture. This technology provides powerful new effects such as SuperShadow(TM), UltraWarp(TM), and the realistic textures and light sources of SurfaceFX(TM).

         Dveous(TM) Digital Video Effects

The Dveous is a powerful, full quality and fully featured DVE. Dveous is used in post-production suites as well as for live sports and news applications by television stations and production companies. DVEs are used to manipulate video images in real-time to create effects like flying pictures, page turns and more complex effects which were only possible in the opitcal domain at one point in time. The Dveous is considered by many as the leading high-end DVE product and is used by many well-known broadcasters through out the world. The Dveous video processing system is based around four-field video framestores. Video information is upsampled vertically to create a full frame of data for every field. The Dveous also contains 23x12-point video filters and four-point store output interpolators to provide superb image quality for picture expansion and compression. All picture transform information is calculated to 1.2nS spatial precision with full 10 bits per pixel precision.

         Brutus Digital Video Effects

Brutus is a solution built on the established benchmark of Dveous(TM) . Brutus offers multi-channels of Dveous DVE combined throught the Brutus combiner to create complex effects and manipulate multiple images in real-time. Any Dveous can easily upgrade to Brutus. The primary application of Brutus is in live sports production where effects have to be applied to multiple pictures simultaneously in a coordinated fashion.


Digital Video Editors

         The Company currently offers two product lines in the digital editing area, the Axial and the Sphere family of editors. On December 10, 1998 Accom acquired substantially all the assets of Scitex Digital Video. The Sphere product line was a part of this acquisition.

         On-Line  Editors

         The Company's Axial(R) line of digital on-line video editing systems consists of various models of the new Axial(R) 3000. (The Axial(R) 3000 replaces the Axial(R) 2010, and with options offers most of the features of the top-end Axial(R) 2020.) The Key upgrade option for the Axial(R) 3000 is Live Video, Random Access Visual Editing System ("RAVE") and the Axial(R) Cache Editor. A primary benefit of the Axial(R) line of products is their ability to import edit decision lists from off-line editing systems for quick assembly of full-quality video content. The Axial(R) 3000 are used to perform editing and compositing for the high-end segment of the post-production market.

         The Axial(R) 3000 with Live Video Option offers an enhanced visual interface that enables the video editor to edit information by working with pictures and video clips instead of only timecode numbers. Axial(R) models utilize a text file approach for interfacing with external equipment that minimizes the need to write new software device drivers, thereby facilitating the integration of external equipment with the editing system. Axial(R) is based on a multi-process architecture that enables it to simultaneously control up to 47 independent devices. In August 1994, the Company received an International Teleproduction Society ("ITS") Monitor Award for Special Achievement in Engineering Excellence for the Axial(R) 2020.

         The basic Axial(R) 3000 is a lower-priced, on-line editing system designed to address the needs of a broader group of professional users. The Axial(R) 3000 is used in post-production suites producing content such as long form programs and corporate videos under lower production budgets.

         RAVE and the Axial(R) Cache are options that enable users to integrate the Company's on-line video editing and digital video disk recording technologies. RAVE combines the Axial(R) and Accom's WSD(R) or APR(TM) uncompressed digital disk recorders (DDRs). These DDRs provide immediate random access to stored images and the flexibility of non-linear operation. RAVE was one of the first editing systems to feature non-linear, D1 quality video for on-line editing.

         Nonlinear Editing

         The Company's Sphere family of digital nonlinear editing systems offers a complete range of solutions for simple to complex applications. The Sphere family consists of four main products, MicroSphere(R), VideoSphere(R), StrataSphere(R) and DigiSphere(R).

         MicroSphere(R) offers dual stream, realtime video editing with effects for multimedia and graphics production. Files are stored in native QuickTime(TM) format for up and downstream compatibility throughout the Sphere line, and for compatibility with all QuickTime-capable graphics applications. MicroSphere(R) may be used as a stand-alone platform, or may be integrated into a Sphere collaborative workgroup.

         VideoSphere(R) is a finishing platform featuring dual-stream broadcast-quality video, four internal stereo pair audio, realtime effects, wipes, and transitions. In addition to the standard 3D DVE the DveousFX(R) option adds Abekas(R) caliber effects capabilities including SurfaceFX(TM) 3D light sourcing and texturing that fully interact with the UltraWarp(R) palette. VideoSphere(R) also features sophisticated picture correction controls originally developed for the Abekas(R) 8150.

         StrataSphere(R) offers all the features of the VideoSphere(R) with the addition of full motion alpha channel. The StrataSphere(R) combines Abekas(R) 8150 Production Switcher keying power and the brilliant 3D effects of the Abekas(R) Dveous(TM) DVE to allow composition of up to fifty layers of video, each with full key signal integrity in real time.

         DigiSphere(R) was designed to perform the tasks of media acquisition and distribution without the expensive need to tie up a full-blown editing workstation.


Post Production Digital Video Disk Recorder -- APR(TM)

         The Company's newest family of digital video disk recorders is the Accom Professional Recorder ("APR(TM)"), which again is used in on-line video post production editing. APR(TM)s are based on newer hard drive technology.

         APR(TM)/Attache is the first product from this family and the seventh DDR product from Accom. Attache was announced and first shown in September 1997, and full production shipments began in the second quarter of calendar 1998. The APR(TM) enables the digital recording and playback of D1 quality video onto a real time, random access redundant arrays of individual disks ("RAID"). Applications of the APR(TM) include random access video editing and the editing of 2D and 3D graphics and animation for production and post-production. Unlike a video tape recorder, the APR(TM) can instantly access stored images and play back the images at speeds ranging from 1/100th to 100 times normal play speed. The APR(TM) is configured to offer storage of 30 minutes and 60 minutes of uncompressed video recording times. The APR(TM) offers a "half-bandwidth" channel option called KeyTrack(TM). KeyTrack allows a synchronous key/matte signal to be recorded in sync with the video. Two complete videotape recorders or DDRs are normally required for this capability.

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

Digital News Graphics and Clip Servers

         The Axess(TM) is designed to be used by broadcast professionals for the preparation and on-air presentation of computer-generated graphics, still images and video clips. The Axess(TM) enables broadcasters to digitally store, categorize, search and obtain quick access to a library of previously recorded still images, computer-generated graphics and video clips for use during on-air presentations of news, sports or entertainment events. The Axess(TM) is a networked system of individual nodes, each having its own storage modules. Storage is configured to meet the needs of each user, but every node on the network has access to the information stored in other nodes. An option designed with RAID provides real-time video storage. The storage options enable a user to record and play back a mixture of still and moving images. Depending on the selected storage options, a single node can be configured to store from 1,000 up to 70,000 still images or from 17 minutes up to 2+ hours of uncompressed video. Each Axess(TM) system is a user-designed configuration based on just a few standard hardware components. The price of the Axess(TM) varies widely depending on the number of nodes and the amount of storage per node.

Customers and Applications

         The primary end users of the Company's products are production, post-production, broadcast and cable companies and studios. One customer, AIM Co. Ltd., a distributor, accounted for 16% and 13% of the Company's total revenues in fiscal 1998 and 1997, respectively. No customer accounted for more than 10% of the Company's total revenues during fiscal 1996.

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

         In the United States, the Company markets its products at trade shows such as those held by the National Association of Broadcasters ("NAB") and ACM SIGGRAPH. The Company conducts domestic direct sales through employees based in New Jersey, Illinois, Florida, Texas and California, and uses independent representatives to market its products in geographic areas that are not served by its direct sales organization. The Company utilizes an additional sales channel of distributors for its WSD(R)/2Xtreme product line to more effectively reach the independent dealers and VARs that integrate workstations, software and peripheral devices.

         Outside the United States, the Company markets its products at trade shows such as those held by the International Broadcast Conference in Europe and the InterBee in Japan. The Company sells its products through a network of distributors that cover a myriad of countries. During fiscal 1998, 1997, and 1996 the Company generated 45%, 42%, and 38%, respectively, of its net sales from customers in markets outside of the United States. The Company has two employees based in the United Kingdom to manage and support the Company's distributors in Europe, Africa and Middle East. The Company has one employee based in Hong Kong to manage and support its distributors in Asia Pacific. The Company manages its distributors in Central and South America through its corporate headquarters in Menlo Park, California.

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

Research and Development

The Company's research and development efforts currently are focused on the development of product enhancements and new products for its digital video on-line editor, video and computer graphics digital disk recorders and virtual set product lines. The Company's engineering staff consists of software and hardware engineers and other support personnel. As of September 30, 1998, the Company employed 26 people in its research and development organization, of which approximately 17 professionals are focused on software development. As of December 29, 1998, following the acquisition of the business of Scitex Digital Video, the Company employed 44 people in its research and development organization, of which approximately 25 professionals are focused on software development. During fiscal 1998, 1997 and 1996, the Company's research and development expenses were approximately $3.3 million, $3.3 million, and $3.9 million, respectively. The Company believes that its success will depend in part upon its ability to enhance its existing products and to develop and introduce new products and features to incorporate new technologies and meet changing customer requirements and emerging industry standards on a timely and cost-effective basis.

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

         In the digital on-line video editor, nonlinear video editor and digital video disk recorder market, the Company has to date encountered competition primarily from a limited number of comparably-sized companies as well as larger vendors such as Sony Corporation ("Sony"), The Grass Valley Group (a subsidiary of Tektronix, Inc.) ("Grass Valley"), Media 100, Inc. and Avid Technology, Inc. ("Avid"). Each of these larger companies has substantially greater financial, technical, marketing, sales and customer support resources, greater name recognition and larger installed customer bases than the Company. As the Company continues to broaden its lower-priced on-line video editor and digital video disk recorder product lines, the Company anticipates that it will encounter increased competition, including from these larger vendors.

         The digital news graphics and clip server market segment is an emerging market segment. The Company currently is encountering competition from established video companies such as Quantel Ltd. (a subsidiary of Carlton Communications plc) ("Quantel"), Leitch Technology Corporation ("Leitch") and Pinnacle Systems, Inc. ("Pinnacle"). In addition, certain established computer and electronics companies are currently offering or have announced their intentions to offer products or solutions that compete with the Axess(TM). In addition, the Company expects that existing vendors and new market entrants will develop products that will compete directly with the Axess(TM) and that competition will increase significantly as the market for digital news graphics and clip servers develops. Many of the Company's current and potential competitors have substantially greater financial, technical, marketing, sales and customer support resources, greater name recognition and larger installed customer bases than the Company.

         The virtual set system market is also an emerging market. The Company competes with, among others, Discreet Logic, Inc. ("Discreet Logic"), RT-SET Ltd. (a subsidiary of BVR Technologies Ltd., an Israeli corporation), ORAD (an Israeli corporation) and privately-held companies such as Brainstorm (a Spanish company). The Company expects that competition will increase significantly as the market for virtual set systems develops. In addition, certain established software and computer companies such as SGI, which have substantially greater financial, technical, marketing, sales and customer support resources than the Company, may acquire or develop virtual set technology and compete with the Company.Increased competition in any of the Company's markets could result in price reductions, reduced margins and loss of market share, all which would materially and adversely affect the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to compete successfully against current or future competitors.

Proprietary Rights and Licenses

Proprietary Rights

         The Company's success and ability to compete is dependent in part upon its proprietary technology. The Company relies on a combination of patent, trade secret, copyright and trademark law, nondisclosure agreements and other intellectual property methods to protect its technology. The Company's products are generally sold pursuant to purchase and license agreements that contain terms and conditions restricting unauthorized disclosure or reverse-compiling of the proprietary software embodied in the products. The Company owns 38 United States patents, eight foreign patents and has applications pending for 18 additional patents in the United States. The Company is also pursuing patent applications in certain foreign countries. There can be no assurance that any of the Company's currently pending patent applications or future applications will be granted in full or in part or that claims allowed will be sufficiently broad to protect the Company's technology. The Company also owns 33 registered trademarks in the United States and has several pending United States and foreign trademark applications. Although the Company relies to a great extent on trade secret protection for much of its technology, and has obtained written confidentiality agreements from all of its key employees, consultants and vendors, there can be no assurance that third parties will not either independently develop the same or similar technology, obtain unauthorized access to the Company's proprietary technology or misuse the technology to which the Company has granted access.

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

ELSET(R) Acquisition

         Development of the ELSET(R) Virtual Set was initiated by Video Art Production GmbH ("VAP"), and all title and rights to the ELSET(R) Virtual Set were contributed to ELSET GmbH when ELSET GmbH was formed as a joint venture by the Company and VAP in December 1994. Through its wholly-owned subsidiary, Accom Virtual Studio, Inc. ("AVS"), the Company owns 100% of the outstanding shares of ELSET GmbH.

         Although all title and rights to the ELSET(R) Virtual Set were contributed to ELSET GmbH when it was formed as a joint venture by the Company and VAP, VAP has certain obligations under a December 1991 contract with the Commission of the European Communities entitled "Mona Lisa -- Modeling Natural Images of Synthesis and Animation" (the "Mona Lisa Contract"). In particular, materials developed pursuant to the Mona Lisa Contract must be shared with all members of the consortium of companies that contribute to the Mona Lisa project (the "Mona Lisa Consortium") for such members' research and development purposes. However, pursuant to the Mona Lisa Contract, the materials need not be shared with other members of the Mona Lisa Consortium if such sharing opposes the major business interests of the developer or the products covered by such materials are about to become commercially available. It is possible that the ELSET(R) Virtual Set in the form in which it was contributed to ELSET GmbH by VAP could be deemed to have been developed pursuant to the Mona Lisa Contract. Even if this is found to be the case, the Company believes that since the ELSET(R) Virtual Set has become commercially available, the earlier version need not be shared with other members of the Mona Lisa Consortium. However, there can be no assurance that the Mona Lisa Contract would not be interpreted to require VAP to share the earlier version. Although the Company believes that the development work that has been undertaken since the contribution of the ELSET(R) Virtual Set to ELSET GmbH would make it difficult for a member of the Mona Lisa Consortium to duplicate the ELSET(R) Virtual Set, if such sharing is required, there can be no assurance that members of the Mona Lisa Consortium, acting alone or in concert, would not be able to use the shared technology to develop, market and sell a competitive virtual set system. In such event, the Company's business, financial condition and results of operations would be materially adversely affected. It is also possible that VAP has granted to the other members of the Mona Lisa Consortium the right to use the trademark "ELSET(R)." Therefore, there can be no assurance that the ELSET GmbH will be able to claim the exclusive right to use this trademark, which could have a material adverse effect on the value of such trademark to the Company.

Employees

         On September 30, 1998, the Company had 64 full-time employees, including 26 in research and development, 20 in marketing, sales and technical support, 12 in manufacturing and 6 in administration and finance. As a result of purchasing the assests of Scitex Digital Video on December 10, 1998, the Company currently has 134 full-time employees including 44 in research and development, 45 in marketing, sales and technical support, 25 in manufacturing and 20 in administration and finance. The Company's success will depend in large part on its ability to attract and retain qualified personnel, who are in great demand throughout the industry. None of the Company's employees is represented by a labor union. The Company believes that its employee relations are good.

Additional Factors That May Affect Future Results

         The company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Specifically, the Company wishes to alert readers that the factors set forth in the sections entitled "Manufacturing and Supplies," "Competition" and "Proprietary Rights and Licenses," above, the factors set forth below, as well as other factors, could in the future affect, and in the past have affected, the Company's actual results and could cause the Company's results for future years or quarters to differ materially from those expressed in any forward looking statements made by or on behalf of the Company, including without limitation those contained in this 10-K report. Forward looking statements can be identified by forward looking words, such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue" or similar words.

         Failure to Successfully Integrate Newly Acquired Business. On December 10, 1998, the Company acquired substantially all of the assets of Scitex Digital Video, Inc. and certain of its affiliates (the "Acquisition"). See
"Business--Overview." The Company entered into the Acquisition with the expectation that the Acquisition would result in certain benefits for the combined businesses. Achieving the anticipated benefits of the Acquisition will depend in part upon whether certain of the two companies business operations and their product offerings can be integrated in an efficient and effective manner. This will require the dedication of management resources which may temporarily distract attention from day-to-day business of the Company. The integration may not be accomplished smoothly or successfully and may not result in cost savings in operations, in which case the failure to do so could have an adverse effect on the Company's results of operations and financial condition.

         Potential Fluctuations in Operating Results. The Company incurred a net loss of $2.9 million in fiscal 1998. The Company also incurred a net loss of $4.5 million in fiscal 1997 and a net loss of $916,000 in fiscal 1996. There can be no assurance that the Company will be profitable on a quarterly or annual basis in the future. The Company's quarterly operating results in the past have fluctuated and may fluctuate significantly in the future depending on such factors as the timing and shipment of significant orders, new product
introductions   and  changes  in
pricing policies by the Company and its competitors, the timing and market acceptance of the Company's new products and product enhancements, including the ELSET(R) Virtual Set, the Company's product mix, the mix of distribution channels through which the Company's products are sold, the Company's inability to obtain sufficient supplies of sole or limited source components for its products and charges related to refocusing and streamlining operations. In response to competitive pressures or new product introductions, the Company may make certain pricing changes or other actions, such as restructuring the product lines, that could materially and adversely affect the Company's operating results. In addition, new product introductions by the Company could contribute to quarterly fluctuations in operating results as orders for new products commence and orders for existing products decline. The Company believes that its net sales generally will decrease in the second quarter of each fiscal year as compared to the prior quarter due to decreased expenditures in the post-production market during that period and delayed customer purchasing decisions in anticipation of new product introductions by the Company and others at the annual NAB convention.

         The Company currently anticipates that a number of factors may cause its gross margins to decline in future periods from current levels. The Company believes that the market for on-line video editors and digital video disk recorders will continue to mature and, therefore, that the gross margins the Company derives from sales of these products may decline in future periods. The Company intends to increase its sales of lower-margin on-line video editor and digital video disk recorder products in the future as it pursues the strategy of broadening its lower-priced product lines. Furthermore, if the Company expands its indirect sales channels, its gross margins may be negatively impacted because of discounts associated with sales through these channels. In addition, the Company currently anticipates that revenues from sales of the ELSET(R) Virtual Set will positively impact the Company's net sales but may negatively impact its gross margins if a significant portion of ELSET(R) Virtual Set sales include the resale of the Onyx, which generates lower gross margins than sales of the Company's products.

         The Company's expense levels are based, in part, on its expectations of future revenues. In particular, the Company expects to incur significant expenses in connection with the continued development and marketing of the ELSET(R) Virtual Set. The Company may therefore be required to incur significant expenses to support continuing development and marketing of the ELSET(R) Virtual Set.

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

         The introduction of new products or product enhancements with reliability, quality or compatibility problems can result in reduced or delayed sales, delays in collecting accounts receivable or additional service and warranty costs. In the past, the Company has delivered certain new products to customers prematurely, and, as a result, such products have contained performance deficiencies. For example, in the first half of fiscal 1995, the Company first delivered its Axess(TM) to certain customers. The Company experienced technical problems with the introduction of Axess(TM), including delays in delivering additional functionality when originally requested by these customers. Similarly, the software component of the Company's products, particularly the ELSET(R) Virtual Set, may contain errors that may be detected at any point in the product's life cycle, including after product introduction. For example, the Company has from time to time needed to update the software for its products to address performance problems. The Company expects the software content of its products to increase in the future. There can be no assurance that the Company will not experience delays and software or hardware related technical problems in its current and future efforts to develop products and product enhancements. Any such delays or problems could have a material adverse effect on the Company's business, financial condition and results of operations.

         Uncertainty as to Development and Market Acceptance of ELSET(R) Virtual Set. The ELSET(R) Virtual Set is still being further developed with respect to certain key features. There can be no assurance that the Company will be able to successfully complete these developments of the ELSET(R) Virtual Set in a timely manner. The failure to complete the development of the ELSET(R) Virtual Set successfully and in a timely manner would have a material adverse impact on the Company's business, financial condition and results of operations. In addition, the ELSET(R) Virtual Set represents a new approach to studio set creation, and its commercial success will depend on the rate at which potential end users transition from the use of traditional physical sets to virtual sets and whether this transition occurs at all. A potential end user's decision to purchase an ELSET(R) Virtual Set will depend on many factors that are difficult to predict. For example, the ELSET(R) Virtual Set is based to a significant extent on new technology, including continuing enhancements to the Onyx. Therefore, potential end users such as broadcasters may be reluctant to purchase the ELSET(R) Virtual Set, especially for mission-critical functions, until the ELSET(R) Virtual Set's reliability in real time use has been demonstrated. In addition, a potential end user's decision to purchase the ELSET(R) Virtual Set may be subject to SGI's timing of shipments of its computer platforms and SGI's announcement of enhancements to its computer platforms. Potential end users may be unwilling to incur the significant cost of converting from physical sets to the ELSET(R) Virtual Set. Although the Company currently anticipates that broadcasters and post-production facilities will be the primary end users of virtual set systems, the Company has not conducted any formal market surveys to determine the potential market for and acceptance of the ELSET(R) Virtual Set. The Company expects that sales of the ELSET(R) Virtual Set will entail a longer sales cycle than with the Company's other products. Although the Company made its first commercial shipments of the ELSET(R) Virtual Set in March 1996, there can be no assurance that a significant market for virtual set systems will develop or that the Company will be able to successfully market the ELSET(R) Virtual Set over time. If this market development does not occur or occurs over an extended period, or if the ELSET(R) Virtual Set does not achieve market acceptance, the Company's business, financial condition and results of operations will be materially and adversely affected.

         Dependence on Silicon Graphics, Inc. Some of the ELSET(R) Virtual Set products operate only on Silicon Graphics, Inc. ("SGI") computer platforms. Financial, market or other developments adversely affecting SGI could have an adverse effect on its ability to supply the Company with computer platforms or enhancements or upgrades, and, consequently, upon the Company's business, financial condition and results of operations. If the Company were unable to obtain sufficient quantities of the SGI platforms, or certain key enhancements or upgrades, on a timely basis or on commercially reasonable terms, or experienced defects or performance, compatibility or reliability problems with the SGI platforms, sales of the ELSET(R) Virtual Set and, therefore, the Company's business, financial condition and results of operations would be materially and adversely affected.

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

         Management of Growth. Although the Company streamlined its operations during fiscal 1997, the Company's long-term success will depend in part on its ability to manage growth, both domestically and internationally. In addition, the Company will be required to enhance its operational, management information and financial control systems. To manage the growth resulting from the acquisition of Scitex Digital Video in December 1998, the Company brought on board the following three senior level managers:
Executive Vice President of Technology and Engineering, Vice President of Sales, and Vice President of Finance and Chief Financial Officer. The Company may be required at some point to recruit a substantial number of qualified employees to continue the development and marketing of the ELSET(R) Virtual Set and other products. To support growth, the Company will be required to increase the personnel in its sales, marketing and customer support departments. If the Company is unable to hire a sufficient number of employees with the appropriate levels of experience to increase the capacity of these departments in a timely manner, or if the Company is unable to effectively manage its growth, the Company's business, financial condition and results of operations could be materially and adversely affected.

         International Operations. In fiscal 1998, 1997 and 1996, international sales accounted for 45%, 42%, and 38%, respectively, of the Company's total net sales. The Company expects that international sales will continue to represent a significant portion of its net sales in the future. The Company's results of operations may be adversely affected by fluctuations in exchange rates, difficulties in collecting accounts receivable, tariffs and difficulties in obtaining export licenses. Although the Company's sales are currently denominated in U.S. dollars, future international sales may result in foreign currency denominated sales. Gains and losses on the conversion to U.S. dollars of receivables and payables arising from international operations may contribute to fluctuations in the Company's results of operations. In addition, international sales are primarily made through distributors and result in lower gross margins than direct sales. Moreover, the Company's international sales may be adversely affected by lower sales levels that typically occur during the summer months in Europe and other parts of the world. International sales and operations are also subject to risks such as the imposition of governmental controls, political instability, trade restrictions and changes in regulatory requirements, difficulties in staffing and managing international operations, generally longer payment cycles and potential insolvency of international dealers. There can be no assurance that these factors will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's business, financial condition and results of operations.

         Dependence on Distributors. The Company derives a majority of its revenues from sales through distributors. The Company depends on distributors for substantially all of its international sales. The loss of certain of these distributors could have a material adverse effect on the Company. Certain of the Company's distributors also act as distributors for competitors of the Company and could devote greater effort and resources to marketing competitive products. Because the Company's products are sold to high-end video professionals, effective distributors must possess sufficient technical, marketing and sales resources and must devote these resources to a lengthy sales cycle and subsequent customer support. There can be no assurance that the Company's current distributors will be able to continue to market and support the Company's existing products effectively or that economic conditions or industry demand will not adversely affect such distributors. The markets for new products such as the ELSET(R) Virtual Set and digital video disk based servers require a different marketing, sales, distribution and support strategy than markets for the Company's other products. In addition, the Company currently may expand its existing indirect sales channels to implement its strategy of broadening its lower-priced products. There can be no assurance that the Company's distributors will choose or be able to effectively market and support these lower priced products or to continue to market the Company's existing products. In connection with the acquisition of Scitex Digital Video (SDV) in December 1998, the Company assumed certain contracts and relationships with SDV's distributors. Because the Company does not have a historical working relationship with many of such distributors, there can be no assurance that such distributors will continue to do business with the Company. A failure of the Company's distributors to successfully market and support the Company's products would have a material adverse effect on the Company's business, financial condition and results of operations.

         Impact of Year 2000. The "Year 2000 Issue" is typically the result of software being written using two digits rather than four to define the applicable year. If the Company's software with date-sensitive functions are not Year 2000 compliant, they may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, interruptions in manufacturing operations, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Status of Progress in Becoming Year 2000 Compatible: The Company has made a preliminary review of the most pertinent Year 2000 issues which have been identified as potentially having a material impact on the Company's operations and financial condition. More comprehensive study in certain areas is still to be undertaken.

The Company has identified three areas relating to Year 2000 issues which may materially affect the Company's business: 1) Information Technology, addressing internal software and business systems; 2) the Company's Products; and 3) Third Party, addressing the preparedness of suppliers.

Information Technology Program: Internal applications systems such as inventory and financial accounting software, computer network hardware and software, and software applications programs may have Year 2000 problems. As a result of the acquisition of Scitex Digital Video (SDV) on December 10, 1998, the Company decided to use the Man-Man software already in use at SDV as its main inventory and accounting software. The Man-Man software currently in use is version 10.2 which is not Year 2000 compliant. Version 11.0 of this software is Year 2000 compliant and currently is readily available for licensing by the Company. The Company intends to procure this version as soon as practical. Total cost of this upgrade is estimated to be less than $100,000. As of September 30, 1998, at least $11,000 of expected costs had been identified which related to replacement of Microsoft Office software (which currently is readily available for licensing by the Company) which the Company anticipates will take place in the first half of 1999. Related to these software upgrades, hardware on certain personal computers may also need to be replaced to make them compatible with the upgrade software. The estimated cost of replacing such hardware is $25,000. If required modifications to existing software and hardware and conversions to new software are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company due to the inability to accurately and effectively track inventory and other financial results.

Product Readiness Program: Certain products the Company sells have been identified to have Year 2000 problems which must be corrected to permit smooth operation by the user. The Year 2000 solution consists of software changes which will be transmitted to customers by way of CD-ROMs and floppy diskettes. Certain of these changes have been completed and transmitted to customers; others have been completed but not yet transmitted to customers, but should be transmitted in the first half of 1999. The Company believes the costs associated with these activities will be immaterial given the relatively low cost of the media and small amount of internal labor that will be utilized. The Company is currently assessing its exposure to contingencies related to the Year 2000 Issue for the products it has sold; however, it does not expect these to have a material impact on the operations of the Company.

Third Party Program: The Company relies on numerous vendors in the course of operating the business. If these vendors encountered Year 2000 problems which impacted their ability to deliver goods and services to the Company, the Company's business might be materially and adversely affected. The Company has not to date conducted a comprehensive survey of its vendors to determine their Year 2000 readiness, but anticipates doing so in the first half of 1999. The Company has not yet determined the extent to which the Company's operations are vulnerable to those third parties' failure to remediate their own Year 2000 issues. In order to protect against the acquisition of additional non-compliant products, the Company will require that certain hardware and software suppliers providing goods and services to the Company after January, 1999, to warrant that products sold or licensed to the Company are Year 2000 compliant. Finally, the Company is also vulnerable to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions.

The Company anticipates addressing and remedying the critical Year 2000 issues by the first half of 1999, which is prior to any anticipated impact on its operating systems and expects the Year 2000 project to continue beyond the year 2000 with respect to resolution of non-critical issues. These dates are contingent upon the timeliness and accuracy of software and hardware upgrades from vendors, adequacy and quality of resources available to work on completion of the project and any other unforeseen factors. There can be no assurance that the Company will be successful in its efforts to resolve any Year 2000 issues and to continue operations in the year 2000. The failure of the Company to successfully resolve such issues could result in a shut-down of some or all of the Company's operations, which would have a material adverse effect on the Company.

Contingency Plans.

The Company has not yet developed a contingency plan to address situations that may result if the Company is unable to achieve Year 2000 readiness of its critical operations, but anticipates developing such a plan during the first half of 1999. There can be no assurance that the Company will be able to develop a contingency plan that will adequately address issues that may arise in the year 2000. The failure of the Company to develop and implement, if necessary, an appropriate contingency plan could have a material impact on the operations of the Company.

Costs.

The total expense of the Year 2000 project is currently estimated to be less than approximately $200,000 which is not material to the Company's business operations or financial condition. The Company has not yet fully estimated all the Year 2000 costs, in particular those associated with the replacement of software running on personal computers and the costs of modifying, testing and distributing updates to ensure its own products are Year 2000 compliant.

There can be no assurance that these costs will not be material to the Company or that the Company will be able to resolve in a timely manner any issues that may arise in these areas. The expenses of the Year 2000 project are being funded through operating cash flows.

The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. There can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated.

         Substantial Control by Existing Stockholders; Effect of Certain Anti-Takeover Provisions. As of December 29, 1998, the Company's executive officers and directors, and their affiliates, beneficially own approximately
21.4% of the Company's outstanding Common Stock. As a result, the Company's executive officers and directors and their affiliates will be able to exercise significant influence over the Company and its business and affairs as well as over the election of directors, regardless of how other stockholders of the Company may vote. Furthermore, acting together, such stockholders may be able to block any change in control of the Company.

         In addition, a stockholder of the Company who owns 33.8% of the Company's outstanding stock has the right to become a director of the Company. In addition, the Board of Directors has the authority to issue up to 2,000,000 shares of undesignated Preferred Stock and to determine the rights, preferences, privileges and restrictions of such shares without further vote or action by the Company's stockholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock could have the effect of making it more difficult for third parties to acquire a majority of the outstanding voting stock of the Company. In September 1996, the Company's Board of Directors adopted a stockholder rights plan, which entitles existing stockholders of the Company to certain rights (including the right to purchase shares of Preferred Stock) in the event of the acquisition of 15% or more of the Company's outstanding common stock, or an unsolicited tender offer for such shares. The existence of the rights plan could delay, prevent, or make more difficult a merger, tender offer or proxy contest involving the Company. Further, certain provisions of the Company's Amended and Restated Certificate of Incorporation and Bylaws and of Delaware law could delay or make difficult a merger, tender offer or proxy contest involving the Company.

         Possible Volatility of Stock Price; Decreased Liquidity. The Company's stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenue or earnings from levels expected by securities analysts or others could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period. Additionally, the Company may not learn of, or be able to confirm, revenue or earnings shortfalls until late in the fiscal quarter or following the end of the quarter, which could result in an even more immediate and adverse effect on the trading of the Company's common stock. On July 20, 1998, the Company's Common Stock was delisted from the Nasdaq National Market System and it is now quoted on the Over-the-Counter (OTC) Bulletin Board under the symbol ACMM. The OTC Bulletin Board may not provide as much liquidity for the Company's Common Stock as the Nasdaq National Market. Finally, the Company participates in a highly dynamic industry, which may result in significant volatility of the Company's common stock price.

Item 2.  Properties

         The Company's principal offices are located in Menlo Park, California and consist of approximately 30,000 square feet under a lease that expires in February, 2000. The Company believes that its existing facilities are adequate to meet its requirements for the near term and that additional space will be available on commercially reasonable terms if needed.

Item 3.  Legal Proceedings

         There is no material legal proceeding to which the Company is a party or to which any of its properties are subject. No material legal proceedings were terminated in the year ended September 30, 1998.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Executive Officers of the Company

         The  executive  officers of the Company,  and their ages as of December
29, 1998, are as follows:

Name                                     Age                            Position(s)
----                                     ---                            -----------
Junaid Sheikh....................         45     Chairman of the Board, President and Chief Executive
                                                 Officer
Phillip Bennett..................         44     Executive Vice President, Technology and Engineering
Donald K. McCauley...............         58     Vice President, Finance and Chief Financial Officer
Ian Craven.......................         44     Senior Vice President, Engineering
William T. Ludwig................         51     Vice President, Sales
William Harris Rogers............         50     Vice President, Marketing
Donald W. Petersen...............         53     Vice President, Manufacturing

         Junaid Sheikh has served as the Chairman of the Company's Board of Directors since June 1988 and as the Company's President and Chief Executive Officer since November 1991.

         Phillip Bennett joined the Company on December 11, 1998 as Executive Vice President, Technology and Engineering. Since 1993, Mr. Bennett has been a private investor and active in image processing and television systems development. From 1982 to 1993 Mr. Bennett was a founder and Vice President of Engineering of Abekas Video Systems.

         Donald K. McCauley joined the Company on December 11, 1998 as Vice President of Finance and Chief Financial Officer. Prior to joining the Company, Mr. McCauley served as the Vice President of Finance and CFO of Scitex Digital Video from 1994. Prior to that he was a founder and CFO of ImMix, a manufacturer of non-linear editors.

         Ian Craven has served as Senior Vice President, Engineering since October 1991. From October 1991 to April 1995 he also served as a director of the Company.

         William T. Ludwig joined the Company on December 21, 1998. From July 1996 to December 1998, Mr. Ludwig served as Vice President of Sales for Americas/Far East (AMFE) for Pinnacle Systems. From January 1996 to July 1996 he was the Director of Sales for FAST Electronics. From 1985 to 1993 he served in various sales capacities at Abekas Video Systems.

         William Harris Rogers has served as Vice President, Sales and Marketing since May, 1998. From July 1995 to April 1998, he served as Vice-President, Marketing of the Company. He attended the Stanford University Graduate of Business from September 1994 to June 1995, earning a Master of Science Degree in Business Management. From July 1991 to October 1993, he was Director of Sales for Dynatech Video Group.

         Donald W. Petersen has served as Vice President, Manufacturing of the Company since April 1990.

         Each executive officer serves at the sole discretion of the Board of Directors.

                                     PART II

Item 5.  Market  for the  Registrant's  Common  Stock  and  Related  Shareholder
         Matters

         Prior to July 20, 1998, the Company's Common Stock was traded on the NASDAQ National Market under the symbol ACMM since the effective date of the Company's initial public offering on September 26, 1995. Prior to the initial public offering, no public market existed for the Common Stock. On July 20, 1998, the Company's Common Stock was delisted from the NASDAQ National Market System. The Common Stock is now quoted on the Over-the-Counter (OTC) Bulletin Board under the symbol ACMM. The price per share reflected in the table below represents, with respect to the period prior to July 20, 1998, the range of low and high closing sale prices for the Company's Common Stock as reported in the Nasdaq Stock Market for the quarters indicated and, with respect to the period after July 20, 1998, the range of low and high bid quotations for the Company's Common Stock as reported on the OTC Bulletin Board for the quarters indicated. The OTC Bulletin Board quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                                                           High          Low
                                                                                           ----          ---
        Fiscal Year ended September 30, 1997:
            First Quarter.............................................................     $2.63        $0.91
            Second Quarter............................................................     $2.00        $1.00
            Third Quarter.............................................................     $2.25        $1.00
            Fourth Quarter............................................................     $2.88        $1.56
        Fiscal Year ended September 30, 1998:
            First Quarter.............................................................     $2.63        $1.06
            Second Quarter............................................................     $1.44        $0.81
            Third Quarter.............................................................     $1.16        $0.50
            Fourth Quarter............................................................     $0.69        $0.35

         The Company had approximately 99 stockholders of record as of December 16, 1998 including several holders who are nominees for an undetermined number of beneficial owners.

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


                              Selected Consolidated Financial Data
                              (in thousands, except per share data)

                                                             Fiscal Year Ended September 30,
                                                  -------------------------------------------------
                                                  1994        1995       1996       1997       1998
                                                  ----        ----       ----       ----       ----
Consolidated Statement of Operations Data:
  Net sales...........................            $18,034    $21,312    $21,408    $17,627    $12,617
  Gross margin........................              9,591     11,175     10,398      6,593      6,439
  Operating income (loss).............              1,428    (10,792)    (1,621)    (4,657)    (3,042)
  Net income (loss)...................                918    (10,840)      (916)    (4,490)    (2,881)
  Basic and diluted net income
    (loss) per share(1) ..............               0.20      (2.47)     (0.14)     (0.68)     (0.43)
  Shares used in computing
    basic and diluted net income
    (loss) per share(1) ..............              4,660      4,397      6,439      6,587      6,662


                                                           Fiscal Year Ended September 30,
                                                  -------------------------------------------------
                                                  1994        1995       1996       1997       1998
                                                  ----        ----       ----       ----       ----
Balance Sheet Data:
  Working capital.....................            $ 4,522    $12,220    $11,171    $ 7,550     $4,633
  Total assets........................             10,111     19,712     17,279     11,545      8,094
  Long-term obligations...............                  -         83         24          -          -
  Total stockholders' equity..........            $ 5,650    $13,679    $12,952    $ 8,566     $5,720

(1) Computed on the basis described in Note 1 of Notes to Consolidated Financial Statements. All share amounts have been adjusted to reflect the implementation of Financial Accounting Standards Board Statement No. 128 and Staff Accounting Bulletin No. 98.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Consolidated Financial Statements as of September 30, 1998 and 1997 and for the three fiscal years ended September 30, 1998, 1997 and 1996 included herein this Report on Form 10-K for the fiscal year ended
September 30, 1998.

         In addition, in order to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company hereby notifies readers that the factors set forth above in Item 1 under the sections entitled "Manufacturing and Supplies," "Competition," "Proprietary Rights and Licenses" and"Additional Factors That May Affect Future Results," as well as other factors, could in the future affect, and in the past have affected, the Company's actual results and could cause the Company's results for future periods to differ materially from those expressed in any forward looking statements made by or on behalf of the Company, including without limitation those made in the discussion below. Forward looking statements can be identified by forward looking words, such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue" or similar words.

Overview

         Accom designs, manufactures, sells, and supports a complete line of digital video signal processing, editing, and disk recording tools, and its ELSET(R) virtual set systems, primarily for the professional worldwide video and computer graphics production, post production and distribution marketplaces.

         The following table summarizes the Company's products and the primary markets they address.

--------------------------------------------------------------------------------
                           Primary Markets / Products
                           --------------------------

      Production:
           ELSET(R) Virtual Set
           Work Station Disk ("WSD(R)") 2Xtreme(TM)  Computer Graphics Digital
                Disk Recorder
      Post Production:
           Editing:
               Digital Video Editors:
                    Axial(R) 3000 on-line eeditor
                    Sphere non-linear editor
               Digital Disk Recorders:
                    Accom Professional Recorder ("APR(TM) ") Attache(TM)
               Digital Switcher:
                    8150 switcher
      Distribution:
           Axess(TM) Digital News Graphic and Clip Server
           Dveous and Brutus digital video effects systems
--------------------------------------------------------------------------------

         In late fiscal 1995, the Company increased its ownership interest in ELSET Electronic-Set GmbH, a German limited liability company ("ELSET GmbH"), to 100% for approximately $7.6 million in cash, funded with a portion of the proceeds of the Company's fiscal 1995 initial public offering (the "ELSET(R) Acquisition"). The ELSET(R) virtual set system operates on either a Silicon Graphics, Inc. ("SGI") workstation or a Windows NT platform.

         The Company's revenues are currently derived primarily from product sales. The Company generally recognizes revenue upon product shipment. If significant obligations exist at the time of shipment, revenue recognition is deferred until obligations are met. Beginning in the second quarter of fiscal 1996, the Company's revenues included revenues from licensing of ELSET(R) software. In the fourth quarter of 1996, revenues also included the resale of SGI workstations. The Company's gross margin has historically fluctuated from quarter to quarter and declined on an annual basis. If the Company resells a SGI workstation as part of the ELSET(R) Virtual Set, gross margins may decline. In the future, gross margins will be dependent on the mix of higher and lower-priced products and the percentage of sales made through direct and indirect distribution channels.

         Software development costs are recorded in accordance with Statement of Financial Accounting Standards No. 86. To date, the Company has expensed all of its internal software development costs.

Results of Operations

Fiscal Years 1998 vs. 1997

         The  following  table  presents  the  Company's  fiscal  1998  and 1997
Consolidated Statements of Operations (dollar amounts in thousands, except per share data).

                                                                                             Increase (Decrease)
                                                                                             -------------------
                                                                   1998         1997         Amount       Percent
                                                                   ----         ----         ------       -------
Net sales                                                      $  12,617     $  17,627      $(5,010)      (28.4)%
Cost of sales                                                      6,178        11,034       (4,856)      (44.0)%
                                                               ------------- ------------ ------------- ------------
Gross margin                                                       6,439         6,593         (154)       (2.3)%
                                                               ------------- ------------ ------------- ------------
Operating expenses:
  Research and development                                         3,295         3,344          (49)       (1.5)%
  Marketing and sales                                              4,967         5,981       (1,014)      (17.0)%
  General and administrative                                       1,219         1,925         (706)      (36.7)%
                                                               ------------- ------------ ------------- ------------
  Total operating expenses                                         9,481        11,250       (1,769)      (15.7)%
                                                               ------------- ------------ ------------- ------------
Operating loss                                                    (3,042)       (4,657)      (1,615)      (34.7)%
Interest and other income (expense), net                             180           176            4         2.3%
                                                               ------------- ------------ ------------- ------------
Loss before provision for income taxes                            (2,862)       (4,481)       1,619        36.1%
Provision for  income taxes                                           19             9           10       111.1%
                                                               ------------- ------------ ------------- ------------
Net loss                                                       $  (2,881)    $  (4,490)     $ 1,609        35.8%
                                                               ============= ============ ============= ============
Basic and diluted net loss per share                           $   (0.43)    $   (0.68)     $  0.25        36.8%
                                                               ============= ============ ============= ============

         Note: Special charges for fiscal 1997 represent $4.0 million pretax to streamline operations and provide valuation reserves against inventories, receivables and fixed assets.

         The  following  table  presents  the  Company's  fiscal  1998  and 1997
Consolidated Statements of Operations as a percentage of net sales.


                                                                                                          Increase
                                                                                      1998       1997    (Decrease)
                                                                                      ----       ----    ----------
Net sales                                                                              100.0%     100.0%        0.0%
Cost of sales                                                                           49.0%      62.6%      (13.6)%
                                                                                   ---------------------------------
  Gross margin                                                                          51.0%      37.4%       13.6%
                                                                                   ---------------------------------
Operating expenses:
     Research and development                                                           26.1%      19.0%        7.1%
     Marketing and sales                                                                39.3%      33.9%        5.4%
     General and administrative                                                          9.7%      10.9%       (1.2)%
                                                                                   ---------------------------------
     Total operating expenses                                                           75.1%      63.8%       11.3%
                                                                                   ---------------------------------
Operating loss                                                                         (24.1)%    (26.4)%       2.3%
Interest and other income (loss), net                                                    1.4%       1.0%        0.4%
                                                                                   ---------------------------------
Loss before provision for income taxes                                                 (22.7)%    (25.4)%       2.7%
Provision for income taxes                                                               0.1%       0.1%         --
                                                                                   ---------------------------------
Net loss                                                                               (22.8)%    (25.5)%       2.7%
                                                                                   =================================

         Note: In fiscal 1997, charges of $4.0 million pretax were incurred to streamline operations and provide valuation reserves against inventories, receivables and fixed assets.

         The following is a discussion comparing the results of operations for fiscal 1998 and fiscal 1997:

         Net sales. The decrease in net sales during fiscal 1998 from fiscal 1997 levels was primarily due to decreased sales in the video post production, video broadcasting and computer graphics production marketplaces.

         International sales in fiscal 1998 and 1997 represented 45% and 42% of net sales, respectively, as export sales to Europe increased, as a percentage of total sales, to 19% from 10% and export sales to the Pacific Rim decreased, as a percentage of total sales, from 27% to 22%.

         The following table presents fiscal 1998 and 1997 net sales dollar volumes by market and related percentages of total net sales (dollar amounts in thousands).

                                                                  1998                             1997
                                                                  ----                             ----
                       Market                            Amount        Percent             Amount        Percent
                       ------                            ------        -------             ------        -------
                         Production                     $ 6,551         51.9%             $ 8,259         46.9%
                         Post Production                  3,593         28.5%               6,534         37.1%
                         Distribution                     1,847         14.6%               2,408         13.7%
                         Other                              626          5.0%                 426          2.4%
                                                      -----------------------------    -----------------------------
                                                        $12,617        100.0%             $17,627        100.0%
                                                      =============================    =============================

         Cost of sales. Cost of sales in fiscal 1998 decreased from fiscal 1997 levels due to the 1997 results including a special charge of $2.5 million for increasing inventory reserves and due to the lower level of sales in 1998.

         Research and development. The decrease in research and development expenses from fiscal 1997 levels was primarily a result of decreases in headcount, bonuses earned, and depreciation.

         Marketing and sales. The decrease in marketing and sales expenses from fiscal 1997 levels was due to the 1997 results including a special charge of $0.8 million for streamlining operations and providing reserves against fixed assets and due to decreases in commissions partially offset by increases in expenses relating to advertising, trade shows, and the marketing of virtual sets.

         General and administrative. The decrease in general and administrative expenses from fiscal 1997 levels was due to the 1997 results including a special charge of $0.7 million for streamlining operations and providing reserves against receivables and due to reduced expenses for professional services.

         Interest and other income, net. The increase in interest and other income, net during fiscal 1998, was primarily due to reduced levels of debt.

         Provision for income taxes. In fiscal 1998, the provision for income taxes represents an estimate of the current foreign tax liability. No benefit related to U.S. losses incurred in fiscal 1998 has been recognized by the Company due to the inability to carryback net operating losses and a lack of earnings history. The deferred tax asset on the balance sheet has been fully offset by a valuation allowance. In fiscal 1997, no further net operating loss carrybacks were available and the Company was in a net operating loss carryforward position.

         Net loss. As result of the factors noted above, the net loss decreased in fiscal 1998 from the net loss in fiscal 1997.

Fiscal Years 1997 vs. 1996

         The  following  table  presents  the  Company's  fiscal  1997  and 1996
Consolidated Statements of Operations (dollar amounts in thousands, except per share data).


                                                                                                   Increase (Decrease)
                                                                                                   -------------------
                                                                   1997           1996           Amount            Percent
                                                                   ----           ----           ------            -------
Net sales                                                        $ 17,627        $ 21,408        $ (3,781)         (17.7)%
Cost of sales                                                      11,034          11,010              24            0.2%
                                                                 --------        --------        --------        -------
Gross margin                                                        6,593          10,398          (3,805)         (36.6)%
                                                                 --------        --------        --------        -------
Operating expenses:
  Research and development                                          3,344           3,926            (582)         (14.8)%
  Marketing and sales                                               5,981           7,356          (1,375)         (18.7)%
  General and administrative                                        1,925           1,487             438           29.5%
  Credit for acquired in-process technology                          --              (750)            750          100.0%
                                                                 --------        --------        --------        -------
  Total operating expenses                                         11,250          12,019            (769)          (6.4)%
                                                                 --------        --------        --------        -------
Operating loss                                                     (4,657)         (1,621)         (3,036)         187.3%
Interest and other income (expense), net                              176             209             (33)         (15.8)%
                                                                 --------        --------        --------        -------
Loss before provision for (benefit from) income taxes              (4,481)         (1,412)         (3,069)        (217.4)%
Provision for (benefit from) income taxes                               9            (496)            505         (101.8)%
                                                                 --------        --------        --------        -------
Net loss                                                         $ (4,490)       $   (916)       $ (3,574)        (390.2)%
                                                                 ========        ========        ========        =======
Basic and diluted net loss per share                             $  (0.68)       $  (0.14)       $  (0.54)        (385.7)%
                                                                 ========        ========        ========        =======


         Note: In fiscal 1997, charges of $4.0 million pretax were incurred to streamline operations and provide valuation reserves against inventories, receivables and fixed assets. In fiscal 1996, a $1.2 million pretax charge to write down demonstration inventory was offset by $0.8 million pretax reversal of acquired in process technology charges.

         The  following  table  presents  the  Company's  fiscal  1997  and 1996
Consolidated Statements of Operations as a percentage of net sales.

                                                                                                          Increase
                                                                                    1997        1996     (Decrease)
                                                                                    ----        ----     ----------
Net sales                                                                          100.0%       100.0%        0.0%
Cost of sales                                                                       62.6%        51.4%       11.2%
                                                                                ------------------------------------
           Gross margin                                                             37.4%        48.6%      (11.2)%
                                                                                ------------------------------------
Operating expenses:
     Research and development                                                       19.0%        18.3%        0.6%
     Marketing and sales                                                            33.9%        34.4%       (0.4)%
     General and administrative                                                     10.9%         6.9%        4.0%
     Credit for acquired in-process technology                                      --           (3.5)%      (3.5)%
                                                                                ------------------------------------
     Total operating expenses                                                       63.8%        56.1%        7.7%
                                                                                ------------------------------------
Operating loss                                                                     (26.4)%       (7.6)%     (18.8)%
Interest and other income (expense), net                                             1.0%         1.0%        --
                                                                                ------------------------------------
Loss before (benefit from) income taxes                                            (25.4)%       (6.6)%     (18.8)%
Provision for (benefit from) income taxes                                            0.1%        (2.3)%       2.4%
                                                                                ====================================
Net loss                                                                           (25.5)%       (4.3)%     (21.2)%
                                                                                ====================================


         Note: In fiscal 1997, charges of $4.0 million pretax were incurred to streamline operations and provide valuation reserves against inventories, receivables and fixed assets. In fiscal 1996, a $1.2 million pretax charge to write down demonstration inventory was offset by $0.8 million pretax reversal of acquired in process technology charges.

         The following is a discussion comparing the results of operations for fiscal 1997 and fiscal 1996:

         Net sales. The decrease in net sales during fiscal 1997 from fiscal 1996 levels was primarily due to decreased sales in the video post production marketplace. That decrease was partially offset by increased sales in the video broadcasting and computer graphics production and post production marketplaces.

         International sales in fiscal 1997 and 1996 represented 42% and 38% of net sales, respectively, as export sales to Europe decreased to 10% from 14%, respectively, and export sales to the Pacific Rim increased to 27% from 19%.

         The following table presents fiscal 1997 and 1996 net sales dollar volumes by market and related percentages of total net sales (dollar amounts in thousands).


                                                                  1997                             1996
                                                                  ----                             ----
                           Market                        Amount        Percent             Amount        Percent
                           ------                        ------        -------             ------        -------
                         Production                      $ 8,259         46.9%            $ 7,806         36.5%
                         Post Production                   6,534         37.1%             11,608         54.2%
                         Distribution                      2,408         13.7%              1,681          7.9%
                         Other                               426          2.4%                313          1.5%
                                                      -----------------------------    -----------------------------
                                                         $17,627        100.0%            $21,408        100.0%
                                                      =============================    =============================

         Cost of sales. Cost of sales, as a percentage of sales, increased in fiscal 1997 over levels in fiscal 1996 due to the special charge incurred in fiscal 1997 for increasing inventory reserves.

         Research and development. Fiscal 1997's decrease in research and development expenses primarily was a result of decreases in headcount and related overhead expenses after the Company's streamlining of operations.

         Marketing and sales. Fiscal 1997's decrease in marketing and sales expenses was primarily due to decreases in headcount, demonstration equipment refurbishment costs, and trade show and promotion expenses after the Company's streamlining of operations.

         General and administrative. General and administrative expenses in fiscal 1997 increased over fiscal 1996 leveles due to the 1997 results including a special charge of $0.7 million for streamlining operations and providing for reserves against receivables partially offset by a decrease in headcount after the Company's streamlining of operations.

         Interest and other income, net. The decrease in interest and other income, net during fiscal 1997, was primarily due to reduced average interest bearing cash and cash equivalent balances.

         Provision for (benefit from) income taxes. Fiscal 1996's benefit from income taxes was due to the Company's ability to carry back federal and state net operating losses to prior periods. In fiscal 1997, no further net operating loss carrybacks were available and the Company is in a net operating loss carryforward position.

         Net loss. As result of the factors noted above, the net loss increased in fiscal 1997 from fiscal 1996 levels.


Liquidity and Capital Resources

         Since inception, the Company has financed its operations and expenditures for property and equipment through the sale of capital stock, borrowings under a bank line of credit and term loans. On September 29, 1995, the Company completed its initial public offering and received approximately $17.8 million in net proceeds. On September 29, 1995, it completed the acquisition of the shares of ELSET GmbH it did not already own for approximately $7.6 million. As of September 30, 1998, the Company had $3.2 million of cash and cash equivalents.

         Operating activities used $1.5 million in net cash in fiscal 1998 and provided $1.5 million in net cash in fiscal 1997. Net cash used in fiscal 1998 was due primarily to the net loss and to an increase in inventories and decreases in accounts payable and accrued liabilities partially offset by decreases in accounts receivable and income tax refunds receivable. Additional net cash was used in investing activities for the acquisition of property and equipment. Net cash provided in fiscal 1997 was due primarily to decreases in accounts receivable and inventories partially offset by decreases in accounts payable and accrued liabilities. Additional net cash was used in investing activities for the acquisition of property and equipment.

         There were no bank borrowings outstanding and the Company had no credit facilities available as of September 30, 1998. On December 10, 1998, the Company signed an agreement with LaSalle Business Credit, Inc., a member of the ABN AMRO group, for a $7.5 million revolving line of credit. The credit line is secured by all the assets of the Company. The availability under this line is primarily calculated based on the accounts receivable and inventory. As of December 23, the Company had an outstanding balance borrowed under the line of $4.2 million.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

                                    PART III

         Certain information required by Part III is omitted from this report and will be filed as an amendment to this Form 10-K not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 10. Directors and Executive Officers of the Registrant

         Information with respect to directors of the Company will be filed as an amendment to this Form 10-K not later than 120 days after the end of the fiscal year covered by this Form 10-K.

         Information as to the Company's executive officers appears at the end of Part I of this report.

         Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 will be filed as an amendment to this Form 10-K not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 11. Executive Compensation

         Information   with  respect  to  executive   compensation  and  related
information will be filed as an amendment to this Form 10-K not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Information with respect to security ownership of certain beneficial owners and management will be filed as an amendment to this Form 10-K not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 13. Certain Relationships and Related Transactions

         Information   with  respect  to  certain   relationships   and  related
transactions will be filed as an amendment to this Form 10-K not later than 120 days after the end of the fiscal year covered by this Form 10-K.

                                     Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      The following documents are filed as part of this Report:

         (1)      Financial   Statements  and  Report  of  Ernst  &  Young  LLP,
                  Independent Auditors

                  Report of Ernst & Young LLP, Independent Auditors.

                  Consolidated Balance Sheet as of September 30, 1998 and 1997.

                  Consolidated Statements of Operations - For the Fiscal Years ended September 30, 1998, 1997 and 1996.

                  Consolidated Statement of Shareholders' Equity - For the three Fiscal Years ended September 30, 1998.

                  Consolidated Statements of Cash Flows - For the Fiscal Years ended September 30, 1998, 1997 and 1996.

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

 3.3 Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock. Reference is made to Exhibits 4.3, 4.4 and 4.5.

 4.1     Reference is made to Exhibits 3.1, 3.2, 3.3, 4.3, 4.4 and 4.5.

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

 4.4(4) Amendment No. 1 to Preferred Shares Rights Agreement, dated as of July 14, 1998, between the Company and U.S. Stock Transfer Corporation.

 4.5(5) Amendment No. 2 to Preferred Shares Rights Agreement, dated as of December 10, 1998, between the Company and U.S. Stock Transfer Corporation.

10.1(6) Lease Extension dated October 25, 1996 by and between Menlo Business Park and Partician Associates, Inc. and the Company.

10.2(7)  1997 Non-Executive Stock Option Plan and Form of Option Agreement.

10.3(1)* 1995 Stock Option/Stock Issuance Plan and Form of Option Agreement.

10.4(8) Asset Purchase Agreement, dated as of December 10, 1998, by and among the Company, Scitex Digital Video, Inc., Scitex Digital Video (Europe), Inc., Scitex Digital Video (Asia Pacific), Inc., Scitex Development Corp. and Scitex Corporation Ltd.

10.5 Loan and Security Agreement, dated December 10, 1998, between the Company and LaSalle Business Credit, Inc.

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

(4)      Incorporated  by  reference  from an exhibit  filed with the  Company's
         Amendment No. 1 to Registration Statement on Form 8-A/A (File No. 0-26620), filed on September 21, 1998.

(5)      Incorporated  by  reference  from an exhibit  filed with the  Company's
         Amendment No. 2 to Registration Statement on Form 8-A/A (File No. 0-26620), filed on December 23, 1998.

(6) Incorporated by reference from an exhibit filed with the Company's Annual Report on 10-K for the fiscal year ended September 30, 1997 (File No. 0-26620).

(7) Incorporated by reference from an exhibit filed with the Company's Registration Statement on Form S-8 (File No. 333-23635), filed on March 20, 1997

(8) Incorporated by reference from an exhibit filed with the Company's Current Report on Form 8-K (File No. 0-26620), filed on December 23, 1998.

*        Management Compensatory Plan

(b)      Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1998.

                                           SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Menlo Park, California on this 29th day of December 1998.

                                ACCOM, INC.


                                By: /s/                JUNAID SHEIKH
                                   ---------------------------------------------
                                                       Junaid Sheikh
                                            Chairman of the Board of Directors,
                                           President and Chief Executive Officer


                                        POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Junaid Sheikh and Donald K. McCauley, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

      Signature                                   Title                              Date
      ---------                                   -----                              ----

  /s/ JUNAID SHEIKH             Chairman of the Board of Directors,           December 29, 1998
  -----------------             President and Chief Executive Officer
   (Junaid Sheikh)              (Principal Executive Officer)

/s/ DONALD K. MCCAULEY          Vice President, Finance and Chief             December 29, 1998
----------------------          Financial Officer (Principal Financial
 (Donald K. McCauley)           Officer)

  /s/ JAMES CUNNIFFE            Controller (Principal Accounting Officer)     December 29, 1998
  ------------------
   (James Cunniffe)

 /s/ LIONEL M. ALLAN            Director                                      December 29, 1998
 -------------------
  (Lionel M. Allan)

/s/ THOMAS E. FANELLA           Director                                      December 29, 1998
---------------------
 (Thomas E. Fanella)

  /s/ DAVID A. LAHAR            Director                                      December 29, 1998
  ------------------
   (David A. Lahar)

                                           SCHEDULE II


                                           ACCOM, INC.

                                VALUATION AND QUALIFYING ACCOUNTS
                                 ALLOWANCE FOR DOUBTFUL ACCOUNTS
                                         (In thousands)

                                                    Balance at        Charges to                           Balance at
                                                   Beginning of        Cost and                              End of
                                                      Period           Expenses          Deductions*         Period
                                                   --------------    --------------    ----------------    ------------

Year ended September 30, 1996...............           221                67                 65                223
Year ended September 30, 1997...............           223               256                 78                401
Year ended September 30, 1998...............           401                 -                164                237
* All deductions represent write-offs of bad debt.

                                   Accom, Inc.
                        Consolidated Financial Statements
                        As of September 30, 1998 and 1997
                                       and
       For the three fiscal years ended September 30, 1998, 1997 and 1996 with Report of Independent Auditors

                                   Accom, Inc.
                        Consolidated Financial Statements
                        As of September 30, 1998 and 1997
                                       and
       For the three fiscal years ended September 30, 1998, 1997 and 1996 with Report of Independent Auditors


                                    Contents


Report of Ernst & Young LLP, Independent Auditors ........................   F-1

Consolidated Financial Statements:

         Consolidated Balance Sheets .....................................   F-2

         Consolidated Statements of Operations ...........................   F-3

         Consolidated Statement of Stockholders' Equity ..................   F-4

         Consolidated Statements of Cash Flows ...........................   F-5

         Notes to Consolidated Financial Statements ......................   F-7

                Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders
Accom, Inc.

     We have audited the accompanying consolidated balance sheets of Accom, Inc. as of September 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three fiscal years in the period ended September 30, 1998. Our audits also included the consolidated financial statement schedule listed in the Index at Item 14(a) in Form 10-K. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Accom, Inc. as of September 30, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended September 30, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                         Ernst & Young LLP

Palo Alto, California
October 30, 1998, except for Note 9, as to which the date is December 10, 1998

                                   Accom, Inc.
                           Consolidated Balance Sheets
                      (in thousands, except per share data)

                                                                                   As of September 30,
                                                                                   1998          1997
                                                                                   ----          ----
                                Assets
Current assets:
   Cash and cash equivalents                                                      $  3,231    $  5,317
   Accounts receivable, net of allowance for doubtful accounts of
     $237 and $401 of September 30, 1998 and 1997, respectively                      2,020       3,239
   Inventories                                                                       1,527         980
   Income tax refunds receivable                                                      --           621
   Prepaid expenses and other current assets                                           228         372
                                                                                  --------   ---------
         Total current assets                                                        7,006      10,529
Property and equipment, net                                                          1,038         967
Other assets                                                                            49          49
                                                                                  --------   ---------
                                                                                  $  8,093   $  11,545
                                                                                  ========   =========

                 Liabilities and Stockholders' Equity

 Current liabilities:
   Accounts payable                                                               $  1,276    $  1,476
   Accrued liabilities and customer deposits                                         1,010       1,338
   Deferred revenue                                                                     87         141
   Notes payable                                                                      --            24
                                                                                  --------   ---------
         Total current liabilities                                                   2,373       2,979

Commitments

Stockholders' equity:
   Preferred stock, $0.001 par value; 2,000 shares authorized;
     no shares issued and outstanding as of September 30, 1998 and 1997               --          --
   Common stock,  $0.001 par value; 20,233 shares authorized as of
     September 30, 1998 and 1997; 6,671 and 6,627 shares
     issued  and  outstanding  as of September 30, 1998 and 1997,
     respectively                                                                   21,462      21,427
   Accumulated deficit                                                             (15,742)    (12,861)
                                                                                  --------   ---------
     Total stockholders' equity                                                      5,720       8,566
                                                                                  --------   ---------
                                                                                  $  8,093   $  11,545
                                                                                  ========   =========

        The accompanying notes are an integral part of these consolidated financial statements.

                                                             Accom, Inc.
                                                Consolidated Statements of Operations
                                                (in thousands, except per share data)

                                                                                             Fiscal Years Ended September 30,
                                                                                             --------------------------------
                                                                                     1998                1997               1996
                                                                                     ----                ----               ----

Sales                                                                              $ 12,617            $ 17,627            $ 21,408

Cost of sales                                                                         6,178              11,034              11,010
                                                                                   --------            --------            --------

  Gross margin                                                                        6,439               6,593              10,398
                                                                                   --------            --------            --------

Operating expenses:
  Research and development                                                            3,295               3,344               3,926
  Marketing and sales                                                                 4,967               5,981               7,356
  General and administrative                                                          1,219               1,925               1,487
  Charge (credit) for acquired in-process technology
                                                                                       --                  --                  (750)
                                                                                   --------            --------            --------

  Total operating expenses                                                            9,481              11,250              12,019
                                                                                   --------            --------            --------

Operating loss                                                                       (3,042)             (4,657)             (1,621)

  Interest and other income, net                                                        180                 176                 209
                                                                                   --------            --------            --------

Loss before provision for (benefit from)
  income taxes                                                                       (2,862)             (4,481)             (1,412)

  Provision for (benefit from) income taxes                                              19                   9                (496)
                                                                                   --------            --------            --------

Net loss                                                                           $ (2,881)           $ (4,490)           $   (916)
                                                                                   ========            ========            ========

Basic and diluted net loss per share                                               $  (0.43)           $  (0.68)           $  (0.14)
                                                                                   ========            ========            ========

Shares used in computing basic and diluted net
  loss per share                                                                      6,662               6,587               6,439
                                                                                   ========            ========            ========

                       The accompanying notes are an integral part of these consolidated financial statements.

                                                             Accom, Inc.
                                           Consolidated Statement of Stockholders' Equity
                                                           (in thousands)


                                                  Preferred Stock,              Common Stock,                               Total
                                             $0.001 Per Share Par Value   $0.001 Per Share Par Value                        Stock-
                                             --------------------------   --------------------------      Accumulated       holders'
                                                 Shares     Amount           Shares         Amount         Deficit          Equity
                                                 ------     ------           ------         ------         -------          ------
Balances, September 30, 1995                       --      $    --            6,404        $ 21,134        $ (7,455)       $ 13,679
  Issuance of common stock
     upon exercise of stock
     options                                       --           --               36              19            --                19
  Issuance of common stock
     through Employee Stock
     Purchase Plan                                 --           --               53             170            --               170
  Net loss                                         --           --             --              --              (916)           (916)
                                              ---------    ---------       --------        --------        --------        --------
Balances, September 30, 1996                       --           --            6,494          21,323          (8,371)         12,952
  Issuance of common stock
     upon exercise of stock
     options                                       --           --              104              58            --                58
  Issuance of common stock
     through Employee Stock
     Purchase Plan                                 --           --               29              46            --                46
  Net loss                                         --           --             --              --            (4,490)         (4,490)
                                              ---------    ---------       --------        --------        --------        --------
Balances, September 30, 1997                       --           --            6,627          21,427         (12,861)          8,566
  Issuance of common stock
     upon exercise of stock
     options                                       --           --               33              25            --                25
  Issuance of common stock
     through Employee Stock
     Purchase Plan                                 --           --               15              14            --                14
  Purchase of common stock
     by Company                                    --           --               (4)             (4)           --                (4)
  Net loss                                         --           --             --              --            (2,881)         (2,881)
                                              ---------    ---------       --------        --------        --------        --------
Balances, September 30, 1998                       --           --            6,671        $ 21,462        $(15,742)       $  5,720
                                              =========    =========       ========        ========        ========        ========

                       The accompanying notes are an integral part of these consolidated financial statements.

                                                             Accom, Inc.
                                                Consolidated Statements of Cash Flows
                                                           (in thousands)

                                                                                             Fiscal Years Ended September 30,
                                                                                             -----------------------
---------
                                                                                            1998          1997           1996
                                                                                            ----          ----           ----
                  Cash Flows From Operating Activities
Net loss                                                                                  $(2,881)       $(4,490)       $  (916)
Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities:
   Charge (credit) for acquired in-process technology                                        --             --             (750)
   Depreciation                                                                               550            528            760
   Establishment of reserves against accounts
      receivable, inventories, and property and
      equipment, and accruals for streamlining
      operations                                                                             --            3,995           --
   Changes in operating assets and liabilities, net of effects of reserves to streamline operations
     Accounts receivable                                                                    1,219          1,030           (815)
     Inventories                                                                             (547)         1,967           (711)
     Income tax refunds receivable                                                            621           (426)          (145)
     Prepaid expenses and other current assets                                                144            680           (357)
     Accounts payable                                                                        (200)          (766)           523
     Accrued liabilities and customer deposits                                               (327)          (611)        (1,524)
     Deferred revenue                                                                         (54)          (387)           192
                                                                                          -------        -------        -------
       Net cash provided by (used in) operating activities                                 (1,475)         1,520         (3,743)
                                                                                          -------        -------        -------

                  Cash Flows From Investing Activities
Expenditures for property and equipment                                                      (622)          (563)          (847)
Increase (decrease) in other assets                                                          --               93            (88)
                                                                                          -------        -------        -------
       Net cash used in investing activities                                                 (622)          (470)          (935)
                                                                                          -------        -------        -------

                  Cash Flows from Financing Activities
Repayments on notes payable                                                                   (24)           (58)           (59)
Issuance of common stock                                                                       39            104            189
Repurchase of common stock                                                                     (4)          --             --
                                                                                          -------        -------        -------
       Net cash provided by financing activities                                               11             46            130
                                                                                          -------        -------        -------

Net decrease in cash and cash equivalents                                                  (2,086)        (1,096)        (4,548)
Cash and cash equivalents at beginning of the year                                          5,317          4,221          8,769
                                                                                          -------        -------        -------
       Cash and cash equivalents at end of the year                                       $ 3,231        $ 5,317        $ 4,221
                                                                                          =======        =======        =======

                                                             -Continued-

                       The accompanying notes are an integral part of these consolidated financial statements.

                                                             Accom, Inc.
                                          Consolidated Statements of Cash Flows (Continued)
                                                           (in thousands)

                                                                                               Fiscal Years Ended September 30,
                                                                                               --------------------------------
                                                                                           1998              1997             1996
                                                                                           ----              ----             ----
            Supplemental Disclosure of Cash Flow Information

Interest paid                                                                              $    1           $     6           $  11
                                                                                           ======           =======           =====

Income taxes paid                                                                          $   17           $     2           $   2
                                                                                           ======           =======           =====

Noncash investing and financing activities:
  Accrued acquisition costs                                                                  --                --             $(354)
                                                                                           ======           =======           =====
  Accrued initial public offering costs                                                      --                --             $(819)
                                                                                           ======           =======           =====

                       The accompanying notes are an integral part of these consolidated financial statements.

                                   Accom, Inc.
                   Notes to Consolidated Financial Statements


1.       Nature of the Business and Basis of Presentation

Accom, Inc. (the "Company") designs, manufactures, sells, and supports a complete line of digital video signal processing, editing, and disk recording tools, and virtual set systems, primarily for the professional worldwide video and computer graphics production, post production and distribution marketplaces.

The Company incurred a net loss of $2.9 million in fiscal 1998. The Company also incurred a net loss of $4.5 million in fiscal 1997 and a net loss of $916,000 in fiscal 1996. There can be no assurance that the Company will be profitable on a quarterly or annual basis in the future. Management continues to believe, based on its current operating plan, including the acquisition and financing executed subsequent to September 30, 1998 (see note 9), that the Company has sufficient financial resources for its operations through the next 12 months.

One customer accounted for 16% and 13% of net sales in fiscal 1998 and 1997, respectively. No customers accounted for 10% or more of net sales in fiscal 1996. Export sales for fiscal 1998, 1997, and 1996 were approximately 45%, 42%, and 38%, respectively. Export sales to Europe and the Pacific Rim as a percentage of total sales were 19% and 22%, respectively for fiscal 1998, 10% and 27%, respectively, for fiscal 1997, and 14% and 19%, respectively, for fiscal 1996.

2.       Summary of Significant Accounting Policies

Reclassifications

Certain amounts in the prior years' financial statements have been reclassified to conform with the fiscal 1998 presentation.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of significant intercompany transactions and balances.

Cash and Cash Equivalents

Cash equivalents consist of financial instruments having maturities of 90 days or less at the time of acquisition that are readily convertible into cash and have insignificant accounts and municipal notes. Cash and cash equivalents are held primarily by one major

                                   Accom, Inc.
                   Notes to Consolidated Financial Statements


2.       Summary of Significant Accounting Policies (continued)

national bank and two major investment brokerage companies.

Concentration of Credit and Other Risks

The Company sells its product primarily in North America, Europe and the Pacific Rim. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains allowances for potential credit losses and such losses have historically been within management's expectations.

Dependence on key suppliers: The Company purchases certain key components from single source suppliers. Any significant component supply delay or interruption could require the Company to qualify new sources of supply, if available, and could have a material adverse effect on the Company's financial condition and results of operations.

Dependence on distributors: Currently, a significant amount of the Company's revenues from product sales are derived from sales to distributors. Loss, termination or ineffectiveness of distributors to effectively promote the Company's products could have a material adverse effect on the Company's financial condition and results of operations.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market.

Software Development Costs

Product development costs include costs related to software products that are expensed as incurred until the technological feasibility of the product is established. After technological feasibility is established, any additional costs are capitalized in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed." The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life and changes in software and hardware technologies. No software development costs have been capitalized in 1998, 1997, and 1996, as costs incurred subsequent to the establishment of technical feasibility have not been significant.

                                   Accom, Inc.
                   Notes to Consolidated Financial Statements


2.       Summary of Significant Accounting Policies (continued)

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the assets' estimated useful lives, which generally ranges from three to five years.

Revenue Recognition

The Company generally recognizes revenue upon shipment of its systems. Estimated costs for insignificant post shipment obligations are accrued for at the time of shipment. If significant post shipment obligations exist or there are concerns about collection at the time of shipment, revenue is deferred until obligations are met or collection occurs.

Accounting for Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options because, as discussed in Note 7, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the marker price of the underlying stock on the date of the grant, no compensation expense is recognized.

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

                                   Accom, Inc.
                   Notes to Consolidated Financial Statements


2.       Summary of Significant Accounting Policies (continued)

Net Loss Per Share

In 1997, the FASB issued Statement No. 128, "Earnings per Share." Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

The Company has securities outstanding that could dilute basic earnings per share in the future that were not included in the computation of net loss per share in the periods presented as their effect is antidilutive. For additional disclosures regarding potentially dilutive stock options, warrants, and convertible preferred stock, see Note 8.

New Accounting Guidelines

In fiscal 1999, the Company will be required to adopt newly issued accounting guidelines addressing the reporting of comprehensive income. The adoption is expected to have no significant impact on the Company's net income (loss) or shareholders' equity. The guidelines require any unrealized gains and losses on available-for-sale securities or foreign currency translation adjustments to be included in other comprehensive income. Prior to adoption of the new guidelines, such items, if present, are reported as a separate component of stockholders' equity.

Also in fiscal 1999, the Company will be required to adopt newly issued accounting guidelines addressing disclosures about segment and related information. As the Company operates in one segment, the adoption of the new guidelines is not expected to have a significant impact on the Company's results of operations, financial position, or disclosure of segment information.

In October, 1997, the Accounting Standards Executive Committee issued Statement of Position 97-2, as amended by SOP 98-4, "Software Revenue Recognition." These statements provide guidance on applying generally accepted accounting principles in recognizing revenue on software transactions that are effective for the Company's transactions entered into subsequent to October 1, 1998. Under the Company's current policy, license fees on software are recognized when customer acceptance has been

                                   Accom, Inc.
                   Notes to Consolidated Financial Statements


2.       Summary of Significant Accounting Policies (continued)

achieved. However, the Company has not yet fully assessed what the impact of the implementation of SOP 97-2 and SOP 98-4 will be on the recognition of revenues in the 1999 financial statements.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3.       Inventories

Inventories consist of the following:
                                                     As of September 30,
                                                     -------------------
                                                  1998                  1997
                                                  ----                  ----
                                                         (In thousands)

Purchased parts and materials                  $    256               $   225
Work-in-process                                     445                   204
Finished goods                                      181                   182
Demonstration inventory                             645                   369
                                        ----------------------------------------
                                               $  1,527               $   980
                                        ========================================


4.       Property and Equipment

Property and equipment consist of the following:
                                                    As of September 30,
                                                    -------------------
                                                 1998                  1997
                                                 ----                  ----
                                                        (In thousands)

Machinery and equipment                        $  2,038             $   1,768
Furniture and fixtures                              219                   207
Computer equipment                                1,409                 1,070
                                        ----------------------------------------
                                                  3,666                 3,045
Less accumulated depreciation                    (2,628)               (2,078)
                                        ----------------------------------------
Net property and equipment                     $  1,038             $     967
                                        ========================================

                                   Accom, Inc.
                   Notes to Consolidated Financial Statements


5.       Accrued Liabilities and Customer Deposits

Accrued liabilities and customer deposits consist of the following:

                                                    As of September 30,
                                                    -------------------
                                                 1998                  1997
                                                 ----                  ----
                                                        (In thousands)

Accrued compensation                            $   199               $   275
Accrued acquisition liabilities                     126                   208
Accrued streamlining expenses                       305                   379
Other                                               380                   476
                                        ----------------------------------------
                                                 $1,010                $1,338
                                        ========================================

6.       Commitments

Leasing Arrangements

The Company leases its primary office and manufacturing facility an under an operating lease which expires in February, 2000. Rent expense for fiscal years 1998, 1997 and 1996 was approximately, $465,000, $448,000 and $ 424,000, respectively.

Future minimum rental payments under noncancelable leases at September 30, 1998 are as follows (in thousands):

1999                                                             $   504
2000                                                                 215
2001                                                                  10
                                                          ----------------------
Total                                                            $   729
                                                          ======================

The Company is sublessor for a portion of its primary  office and  manufacturing
facility.   Sublease  rental  income  for  fiscal  1998,   1997,  and  1996  was
approximately $175,000, $84,000, and $0.

                                   Accom, Inc.
                   Notes to Consolidated Financial Statements


7.       Stockholders' Equity

Stock Options

The 1995 Stock Option/Stock Isuance Plan (the "1995 Plan") increased the number of shares available for grant up to 2,000,000, inclusive of options granted under the predecessor plan, plus automatic annual increases in 1996, 1997 and 1998. Under the 1995 Plan, options may be granted and shares may be issued at a price not less than 85% of the fair value of the Company's common stock on date of grant.

During Fiscal 1997, the Company adopted the 1997 Non-Executive Stock Option Plan (the "1997 Plan"), under which options for up to 500,000 shares of common stock are available for grant to employees other than officers and directors at a price not less than 100% of the fair value of the Company's common stock on date of grant.

Stock option activity is summarized below:

                                                                  Shares             Outstanding Options           Weighted
                                                                 Available           -------------------           Average
                                                                 for Grant       Number of        Price Per        Exercise
                                                                of Options         Shares           Share            Price
                                                                ----------         ------           -----            -----

                      Balances at September 30, 1995               1,249,210          740,089    $0.48-$7.20
                         Shares authorized                            64,042                          -
                         Options granted                          (1,530,703)       1,530,703    $1.88-$9.25
                         Options exercised                                            (36,364)   $0.48-$4.80         $0.51
                                                                                                               ==================
                         Options canceled                          1,066,612       (1,066,612)   $0.48-$9.25
                                                             ---------------------------------------------------
                      Balances at September 30, 1996                 849,161        1,167,816    $0.48-$5.88
                         Shares authorized                           565,689                          -
                         Options granted                          (1,719,894)       1,719,894    $1.25-$1.69
                         Options exercised                                           (103,613)   $0.48-$1.31         $0.56
                                                                                                               ==================
                         Options canceled                          1,253,676       (1,253,676)   $0.48-$5.88
                                                             ---------------------------------------------------
                      Balances at September 30, 1997                 948,772        1,530,421    $0.48-$5.88
                         Shares authorized                            66,597                          -
                         Options granted                          (1,456,920)       1,456,920    $0.81-$1.63
                         Options exercised                                            (33,109)   $0.48-$1.31         $0.76
                                                                                                               ==================
                         Options canceled                          1,702,899       (1,702,899)   $0.48-$1.69
                                                             ---------------------------------------------------
                      Balances at September 30, 1998               1,261,348        1,251,333    $0.48-$5.88
                                                             ===================================================

                                   Accom, Inc.
                   Notes to Consolidated Financial Statements


7.       Stockholders' Equity (continued)

Stock Options (continued)


During fiscal 1998, the Company repriced, through cancellation and regrant, options on 1,176,020 shares having original exercise prices ranging from $1.06 to $1.88 with new options having an exercise price of $1.03. The vesting terms of the repriced options were changed from five years to four years. In addition, repriced options vest 25% after one year and then the remaining 75% is vested proportionately on a monthly basis. Previously, the options vested 20% per year. In addition, the change in vesting terms also applied to 266,693 options which were not repriced because the original exercise price was less than the new exercise price. There were 17,500 options granted to Company directors which were not subject to repricing or the change in vesting terms.

During fiscal 1997, the Company repriced, through cancellation and regrant, options on 989,494 shares having original exercise prices ranging from $1.63 to $4.80 with new options with an exercise price of $1.31. The repriced options had the same vesting terms as the original options.

The options outstanding as of September 30, 1998 have been segmented into ranges:

                                            Weighted
                                             Average          Weighted                          Weighted
      Range of                             Remaining          Average           Options         Average
      Exercise             Options        Contractual         Exercise         Currently        Exercise
       Prices           Outstanding           Life             Price         Exercisable         Price
       ------           -----------           ----             -----         -----------         -----
    $0.48 - $1.00         249,277              8.02            $0.78            59,877           $0.48
        $1.03             984,556              7.80            $1.03           558,703           $1.03
    $1.25 - $1.31          12,500              8.44            $1.26             5,000           $1.28
        $5.88               5,000              7.38            $5.88             5,000           $5.88
                      ------------------------------------------------------------------------------------
    $0.48 - $5.88       1,251,333              7.85            $1.00           628,580           $1.02
                      ====================================================================================

As of September 30, 1998, the Company has reserved 1,261,348 shares of common stock for issuance upon the exercise of stock options under all of its plans.

                                   Accom, Inc.
                   Notes to Consolidated Financial Statements


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

Pro Forma Disclosure of Employee Stock-Based Compensation

Pro forma information regarding net income and earnings per share is required by FASB 123 for awards granted after March 31, 1995 as if the Company had accounted for its stock-based awards to employees under the fair value method of FASB 123. The fair value of the Company's stock-based awards to employees was estimated using the minimum value model for awards prior to the Company's initial public offering in 1995 and the Black-Scholes model subsequent to the initial public offering. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees. The fair value of the Company's stock-based awards to employees was estimated assuming the following weighted-average assumptions:

                                                           Fiscal Year Ended
                                                             September 30,
                                                           1998          1997
                                                           ----          ----

Risk-free interest rates                                   4.7%          6.0%
Dividends paid                                             --            --
Volatility factors - Company's common
stock expected market price                                0.80          0.80
Expected option life                                    4.00 years    4.83 years

The weighted average "fair value" of stock options granted during fiscal 1998 and 1997 was $0.55 and $0.56, respectively.

                                   Accom, Inc.
                   Notes to Consolidated Financial Statements


7.       Stockholders' Equity (continued)

Pro Forma Disclosure of Employee Stock-Based Compensation (continued)

For employee  purchase  rights under the Employee Stock Purchase Plan, the "fair
value"  of  those  rights  was   estimated  at  the  date  of  grant  using  the
Black-Scholes option pricing model. The following weighted-average assumptions were used:
                                                           Fiscal Year Ended
                                                             September 30,
                                                             -------------
                                                           1998          1997
                                                           ----          ----

Risk-free interest rates                                   4.7%          6.0%
Dividends paid                                             --            --
Volatility factors - Company's common
stock expected market price                                0.80          0.80
Expected option life                                    0.50 years    0.50 years

The weighted average "fair value" of employee purchase rights issued under the Employee Stock Purchase Plan during fiscal 1998 and 1997 was $1.47 and $0.85, respectively.

The pro forma effect of applying the estimated "fair value" for employee stock-based compensation plans on net loss and net loss per share is as follows:

                                                           Fiscal Year Ended
                                                             September 30,
                                                          1998           1997
                                                          ----           ----
Pro forma net loss (in thousands):                       $(3,477)       $(5,753)
Pro forma net loss per share:                            $ (0.52)       $ (0.87)

Because FASB 123 is applicable only to awards granted subsequent to March 31, 1995, its pro forma effect will not be fully reflected until approximately 1999.

Stockholder Rights Plan

In September 1996, the Company's Board of Directors adopted a stockholder rights plan, which entitles existing stockholders of the Company to certain rights (including the right to purchase shares of Preferred Stock) in the event of the acquisition of 15% or more of the Company's outstanding common stock, or an unsolicited tender offer for such shares.

                                   Accom, Inc.
                   Notes to Consolidated Financial Statements


8.       Income Taxes

As of September 30, 1998, the Company had federal net operating loss carryforwards of approximately $5,000,000. The Company also had federal research and development tax credit carryforwards of approximately $230,000. The federal net operating loss and credit carryforwards will expire at various dates beginning on 2012 through 2013.

Utilization of the Company's net operating loss carryforwards and credits may be subject to an annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax assets and liabilities are:

                                                      As of September 30,
                                                      -------------------
                                                    1998                1997
                                                    ----                ----
                                                         (In thousands)
Deferred tax assets:
   Net operating losses                     $        1,747      $          735
   R&D Credits                                         334                 186
   Capitalized R&D                                   2,801               2,711
   Nondeductible reserves and accruals                 683                 354
   Inventory valuation                                 913               1,055
   Other individually immaterial items                  92                 437
                                            ------------------------------------
                                                     6,570               5,478
Valuation allowance                                 (6,570)             (5,440)
                                            ------------------------------------
Net deferred tax assets                     $              -    $            38
                                            ====================================

The net valuation allowance increased by $1,130,000 and $5,241,000 during fiscal years ended September 30, 1998 and September 30, 1997, respectively.

                                   Accom, Inc.
                   Notes to Consolidated Financial Statements


8.       Income Taxes (continued)

The provision (benefit) for income taxes consists of the following:

                                             Fiscal Year Ended September 30,
                                             -------------------------------
                                          1998            1997            1996
                                          ----            ----            ----
                                                      (In thousands)
Federal:
   Current                                $ --            $(705)          $(231)
   Deferred                                 --              705            (231)
                                          -----           -----           -----
                                                           --              (462)
                                          -----           -----           -----
State:
   Current                                  --             --                11
   Deferred                                 --             --               (45)
                                          -----           -----           -----
                                                           --               (34)
                                          -----           -----           -----
Foreign:
   Current                                   19               9            --
                                          -----           -----           -----
Total                                     $  19           $   9           $(496)
                                          =====           =====           =====


A reconciliation of the income tax provision (benefit) at the federal statutory rate to the income tax provision at the effective tax rate is as follows:

                                                 Fiscal Year Ended September 30,
                                                 -------------------------------
                                                    1998      1997       1996
                                                    ----      ----       ----
                                                         (In thousands)
Income taxes computed at the federal
    statutory rate                                $(1,033)   $(1,524)   $  (480)
State taxes (net of federal benefit)                 (125)      (370)       (23)
Foreign taxes                                          19          9       --
Research and development tax credit                   (71)      (123)       (18)
Technology basis step-up                             --       (2,867)      (204)
Foreign losses not currently benefitted               163       --         --
Valuation allowance                                 1,130      5,440        199
Other                                                 (64)      (556)        30
                                                  -------     ------      -----
Total                                             $    19     $    9      $(496)
                                                  =======     ======      =====

                                   Accom, Inc.
                   Notes to Consolidated Financial Statements


9. Events Subsequent to September 30, 1998

On December 10, 1998, Accom, Inc. (the "Company"), acquired substantially all of the assets of Scitex Digital Video, Inc., a Massachusetts corporation ("SDV"). The Company also acquired substantially all of the assets of Scitex Digital Video (Europe) Limited, a private limited company incorporated in England and Wales ("SDVE"), and Scitex Digital Video (Asia Pacific), Inc., a California corporation ("SDVAP"). In addition, the Company acquired certain intangible personal property of Scitex Corporation Ltd., an Israel corporation ("Scitex Corporation"), related to SDV's business. These acquisitions were consummated pursuant to an Asset Purchase Agreement (the "Asset Purchase Agreement"), dated as of December 10, 1998, by and among the Company, SDV, SDVE, SDVAP, Scitex Development Corp., a Massachusetts corporation ("Scitex Development"), and Scitex Corporation. The Company acquired these assets in exchange for: (i) $7,893,400 in cash, (ii) a warrant for 250,000 shares of the Company's common stock, (iii) a warrant for 750,000 shares of the Company's common stock, and
(iv) non-negotiable subordinated promissory notes of the Company in the aggregate amount of $2,065,000. As further consideration, the Company assumed certain liabilities of SDV. There were three sources for the cash consideration paid to SDV. First, the Company entered into a Loan and Security Agreement (the "Loan Agreement"), dated as of December 10, 1998, with LaSalle Business Credit, Inc. The Company borrowed approximately $3,340,000 under the Loan Agreement which constituted a portion of the cash consideration. The obligations of the Company under the Loan Agreement are secured by substantially all the assets of the Company. The second source for the cash consideration paid to SDV was approximately $3,050,000 from the Company's current cash assets. The third source for the cash consideration was $1,500,000 which the Company raised from the private placement of its common stock, on December 10, 1998, in which the Company sold 2,500,000 unregistered shares of common stock at a price of $0.60 per share. The assets acquired by the Company were used by SDV, SDVE and SDVAP in connection with SDV's business of developing, manufacturing, marketing and selling digital video manipulation equipment and non-linear video workstations for the video industry. The Company currently intends to continue this use of such assets. The Company entered into an investor rights agreement with each of SDV and the investor, which, among other things, grants certain registration rights with respect to the common stock of the Company issuable upon exercise of the warrants and the common stock held by the investor.