Form 10-K/A
period 1998-09-30
ACCOM INC
filed 1999-01-28
CIK 949335

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                 Amendment No. 1
                                   Form 10-K/A

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


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO __

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $1,870,320 as of December 31, 1998, based upon the average bid and asked prices on the Over-the-Counter (OTC) Bulletin Board reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% of more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         There were 10,121,164 shares of Registrant's Common Stock issued and outstanding as of December 31, 1998.

                                 AMENDMENT NO. 1

                                   FORM 10-K/A


         This Amendment No. 1 to Form 10-K/A is being filed by Accom, Inc. ("Accom" or the "Company") to add the Items comprising Part III information not later than 120 days after the end of the fiscal year covered by the Form 10-K, as provided in General Instruction G(3) to Form 10-K.


                                    PART III

Item 10.      Directors and Executive Officers of the Registrant

         Information as to the Company's executive officers appears at the end of Part I of the Company's Form 10-K.

                                    DIRECTORS

         Set forth below is information regarding the directors of the Company, including information furnished by them as to their principal occupation at present and for the last five years, certain other directorships held by them, the year in which each became a director of the Company and their ages as of December 31, 1998:

               Nominees                  Position(s) with the Company        Age
         ----------------------       ---------------------------------      ---
         Junaid Sheikh                Chairman of the Board, President,       45
                                      and Chief Executive Officer
         Lionel M. Allan              Director                                55
         Thomas E. Fanella            Director                                51
         David A. Lahar               Director                                41

Business Experience of Directors

         Junaid Sheikh has served as the Chairman of the Company's Board of Directors since June 1988 and as the Company's President and Chief Executive Officer since November 1991. Mr. Sheikh was also the President and Chairman of the Board of Directors of Axial Systems Corporation, a maker of on-line editing systems, from May 1990 to October 1991.

         Lionel M. Allan has served on the Company's Board of Directors since April 1995. For more than the past five years, Mr. Allan has been President of Allan Advisors, Inc., a board and legal consulting firm. Mr. Allan also is a director and past Chairman of the Board of KTEH Public Television Channel 54 in San Jose, California, a director of Global Motorsport Group, Inc., a motorcycle products company, and a director of Catalyst Semiconductor, Inc., a semiconductor company.

         Thomas E. Fanella has served on the Company's Board of Directors since March 1997. Since August 1988, Mr. Fanella has been President and Chief Executive Officer of KTEH Public

Television Channel 54 in San Jose, California. Mr. Fanella is also a director of the Catholic Television Network, the Pacific Mountain Network and the Silicon Valley Forum.

         David A. Lahar has served on the Company's Board of Directors since February 1998. Since September 1992, Mr. Lahar has been a Managing Director of EOS Capital, Inc., an investment, venture capital and consulting firm. From 1992 to June 1996, Mr. Lahar was the President of Aurora Electronics, Inc. ("Aurora"), a company which he co-founded and which is a provider of spare parts distribution services and electronics recycling and recovery services to computer manufacturers and field service providers. Mr. Lahar remains a director of Aurora. From 1986 to 1992, Mr. Lahar was a Managing Director in the Investment Banking Division of PaineWebber Incorporated.

         The Company currently has authorized four directors. Each director is elected for a period of one year at the Company's annual meeting of stockholders and serves until the next annual meeting or until his successor is duly elected and qualified. There are no family relationships among any of the directors or executive officers of the Company. Except for grants of stock options, directors are not compensated for their services as directors.

Board Meetings and Committees

         The Board of Directors held a total of seven meetings during the year ended September 30, 1998. Each incumbent director attended at least 75% of the aggregate number of meetings of the Board of Directors and of the Committees on which such directors served and that were held during the period that such individual was a member of the Board of Directors. The Company's Audit Committee is comprised of Messrs. Fanella and Lahar. The Audit Committee met once during the fiscal year ended September 30, 1998. The Company does not have a Compensation or Nominating committee and did not during the fiscal year ended September 30, 1998.

Item 11. Executive Compensation


                 EXECUTIVE COMPENSATION AND RELATED INFORMATION

Report of the Board of Directors

         The Board of Directors has general responsibility for establishing the compensation payable to the Company's executive officers and other key executives and has the sole and exclusive authority to administer the Company's 1995 Stock Option/Stock Issuance Plan (the "Stock Option Plan") under which grants may be made to such individuals. Until September 15, 1996, such functions were performed by the Compensation Committee of the Board and are now performed by the full Board of Directors.

         General Compensation Policy. Under the supervision of the Board of Directors, the Company's compensation policy is designed to attract and retain qualified key executives critical to the Company's growth and long-term success. It is the objective of the Board of Directors to have a portion of each executive's compensation contingent upon the Company's performance as well as upon the individual's personal performance. Accordingly, each executive officer's compensation package is comprised of three elements: (i) base salary which reflects individual performance and expertise, (ii) variable bonus awards payable in cash and tied to the achievement of certain performance goals for the Company or the executive and (iii) long-term, stock-based incentive awards that are designed to strengthen the mutuality of interests between the executive officers and the Company's stockholders. The summary below describes in more detail the factors which the Board of Directors considers in establishing each of the three primary components of the compensation package provided to the executive officers.

         Base Salary. The level of base salary is established primarily on the basis of the individual's qualifications and relevant experience, the strategic goals for which he has responsibility, the compensation levels at companies that compete with the Company for business and executive talent, and the incentives necessary to attract and retain qualified management. Base salary is reevaluated each year to take into account the individual's performance and to maintain a competitive salary structure. Company performance does not play a significant role in the determination of base salary.

         Cash-Based Incentive Compensation. Cash bonuses are awarded on a discretionary basis to executive officers on the basis of their success in achieving designated individual goals and the Company's success in achieving specific company-wide goals, such as customer satisfaction, revenue growth and earnings growth.

         Long-Term Incentive Compensation. The Company has utilized the Stock Option Plan to provide executives and other key employees with incentives to maximize long-term stockholder values. Awards under this plan by the Board of Directors take the form of stock options designed to give the recipient a significant equity stake in the Company and thereby closely align his interests with those of the Company's stockholders. Factors considered in making such awards include the individual's position in the Company, his performance and responsibilities, and internal comparability considerations. In addition, the Board of Directors takes into account each individual's position with the Company and his existing holdings of unvested options. Each option grant allows the executive officer to acquire shares of Common Stock at a fixed price per share (the fair market value on the date of grant) over a specified period of time (up to 10 years). The options typically vest in periodic installments over a four-year period, contingent upon the executive officer's continued employment with the Company. Accordingly, the option will provide a return to the executive officer only if he remains in the Company's service, and then only if the market price of the Common Stock appreciates over the option term.

         CEO Compensation. In setting the compensation payable during fiscal 1998 to the Company's Chief Executive Officer, Junaid Sheikh, the Board of Directors used the same factors as described above for the executive officers. The Board established a combination compensation package for Mr. Sheikh, including a base salary and stock option grants in line with those received by other executives of comparably-sized companies in similar industries.

         Report on Repriced Stock Options. In May 1998, the Board of Directors determined that it was in the best interest of the Company to offer to reprice the then-existing stock options of the Company with exercise prices in excess of the then-current fair market value of the Company's Common Stock. The Company also changed the vesting on such options from a five-year period to a four-year period, with 25% of the shares vesting at the end of the first year and the rest vesting equally over the following three years. Included in the repricing actions were options held by the Company's executive officers and certain directors, but not any of the options that had been automatically granted to the non-employee directors pursuant to the Stock Option Plan. The objectives of the Stock Option Plan are to promote the interests of the Company by providing employees, certain directors, and certain consultants or independent contractors an incentive to acquire a proprietary interest in the Company and to continue to render services to the Company. It was the view of the Board of Directors that stock options with exercise prices substantially above the current market price of the Company's Common Stock were viewed negatively by most optionees of the Company, and provided little, if any, equity incentive to the optionees. The Board thus concluded that such option grants seriously undermined the specific objectives of the Stock Option Plan and should properly be repriced. In making this decision, the Board also considered the fairness of such a determination in relation to other stockholders. In the opinion of the Board, the stockholders' long-term best interests were clearly served by the retention and motivation of optionees.

         In this context, the Board decided that effective May 15, 1998 (the "Grant Date") all optionees holding stock options with exercise prices in excess of the fair market value of the Company's Common Stock should receive a one-for-one repricing of their then-existing unexercised stock options with a new exercise price set at $1.03125 per share, the fair market value of the Company's Common Stock on the Grant Date. The Company completed this repricing through a one-for-one stock option exchange of "underwater" stock options for all optionees. The vesting schedule of the new options, as well as all other options, was changed from a vesting schedule over a five-year period to a vesting schedule over a four-year period (with 25% vesting after one year and the balance vesting on a equal monthly basis thereafter). The exchange was completed in May 1998. It is the opinion of the Board of Directors that this program helped build optionee morale and provided new incentives for the Company's employees and management.

                                                 The Board of Directors
                                                 Junaid Sheikh
                                                 Lionel M. Allan
                                                 Thomas E. Fanella
                                                 David A. Lahar

Compensation Committee Interlocks and Insider Participation

         No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity which has one or more executive officers serving as a member of the Company's Board of Directors. Mr. Sheikh, Chairman of the Board of Directors, is also President and Chief Executive Officer of the Company. Mr. Sheikh participated in deliberations of the Company's Board of Directors concerning executive officer compensation.

Stock Performance Graph

         The following graph shows a comparison of cumulative total stockholder returns for the Company, the Nasdaq Total Return Index, and the Hambrecht & Quist Technology Index for the period commencing September 26, 1995, the date of the initial public offering of the Company's Common Stock, to the last day of the Company's fiscal year ended September 30, 1998.

[The following descriptive data is supplied in accordance with Rule 304(d) of Regulation S-T.]
                                               9/26/95      9/30/95      9/30/96      9/30/97      9/30/98
                                               -------      -------      -------      -------      -------
Accom, Inc.                                      $100       $ 97.22      $ 22.22      $ 29.17      $  4.17
NASDAQ Total Return Index                        $100       $100.55      $119.31      $163.79      $164.19
Hambrecht & Quist Technology Index               $100       $101.14      $111.02      $165.53      $153.80

         Notwithstanding anything to the contrary set forth in any of the Company's previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, which might incorporate future filings made by the Company under those statutes, the preceding Report of the Board of Directors on Executive Compensation and Stock Performance Graph are not to be incorporated by reference into any of those previous filings; nor is such report or graph to be incorporated by reference into any future filings which the Company may make under those statutes.

Summary of Cash and Certain Other Compensation

         The following Summary Compensation Table sets forth the compensation earned by the Company's Chief Executive Officer and the three other highest-paid executive officers whose salary and bonus for the fiscal year ended September
30, 1998 was in excess of $100,000 (collectively, the "Named Officers") for services rendered in all capacities to the Company for that fiscal year.



                                            SUMMARY COMPENSATION TABLE

                                                                                      Long-Term
                                                           Annual Compensation       Compensation
                                                           -------------------       ------------
                                         Fiscal Year                                  Securities
                                            Ended                                     Underlying         All Other
Name and Present Principal Position        Sept. 30     Salary ($)   Bonus ($)(1)     Options (#)*   Compensation ($)
--------------------------------------   -----------    ----------   -----------     -------------   ----------------
Junaid Sheikh ........................       1998       $170,528           $0         147,286 (2)       $2,722  (5)
   President, Chief Executive Officer        1997       $149,220           $0          87,286 (3)         $866  (5)
   and Chairman of the Board                 1996       $159,644           $0         137,286 (4)       $2,266  (5)



Ian Craven ...........................       1998       $141,250       $2,000          88,125 (6)       $1,449  (5)
   Senior Vice President , Engineering       1997       $130,000       $5,000          58,125 (7)         $351  (5)
                                             1996       $129,000           $0          33,125 (8)       $1,203  (5)


W. Harris Rogers ....................        1998       $118,199       $1,000          65,499(9)          $492 (12)
   Vice President, Marketing                 1997       $101,439       $4,716          54,166(10)         $351 (12)
                                             1996        $84,251       $1,439          34,166(11)         $369 (12)


Donald W. Petersen ..................        1998       $124,345           $0         105,833 (13)        $549 (12)
   Vice President, Manufacturing             1997       $111,416       $5,000          75,833 (14)        $330 (12)
                                             1996       $105,502           $0          50,833 (15)        $347 (12)

------------------------------------

(*) Includes  options repriced in the fiscal years ending September 30, 1996 and 1997.

(1) Represents bonus compensation earned in such fiscal year.

(2) Includes options to purchase 87,286 shares of the Company's Common Stock that were canceled on May 15, 1998 and repriced to $1.03125 per share. See "Option Grants in Last Fiscal Year" below.



(3)  Represents  options to purchase 87,286 shares of the Company's Common Stock that were canceled on February 18,
     1997 and repriced to $1.3125 per share.

(4)  Includes  options to purchase 54,166 shares of the Company's Common Stock that were canceled on April 23, 1996 and repriced to $3.25 per share.

(5)  Represents  standard life insurance and key man insurance  premiums paid by the Company for the benefit of the named Officer.

(6)  Includes  options to purchase  58,125 shares of the Company's  Common Stock that were canceled on May 15, 1998 and repriced to $1.03125 per share. See "Option Grants in Last Fiscal Year" below.

(7)  Includes  options to purchase  18,125 shares of the Company's  Common Stock that were canceled on February 18,
     1997 and repriced to $1.3125 per share.

(8)  Includes  options to purchase 18,125 shares of the Company's Common Stock that were canceled on April 23, 1996 and repriced to $3.25 per share.

(9)  Includes  options to purchase  45,499 shares of the Company's  Common Stock that were canceled on May 15, 1998 and repriced to $1.03125 per share. See "Option Grants in Last Fiscal Year" below.

(10) Represents  options to purchase 34,166 shares of the Company's  Common Stock that were canceled on February 18,
     1997 and repriced to $1.3125 per share.

(11) Includes  options to purchase  14,166 of the  Company's  Common Stock that were canceled on April 23, 1996 and repriced to $3.25 per share.

(12) Represents standard life insurance premiums paid by the Company for the benefit of the Named Officer.

(13) Includes  options to purchase  75,833 shares of the Company's  Common Stock that were canceled on May 15, 1998 and repriced to $1.03125 per share. See "Option Grants in Last Fiscal Year" below.

(14) Includes  options to purchase  35,833 shares of the Company's  Common Stock that were canceled on February 18,
     1997 and repriced to $1.3125 per share.

(15) Includes  options to purchase 35,833 shares of the Company's Common Stock that were canceled on April 23, 1996 and repriced to $3.25 per share.

Option Grants

         The  following  table  provides  information  with respect to the stock option grants made during the year ended  September 30, 1998 under the Company's
1995  Stock  Option/Stock   Issuance  Plan  to  the  Named  Officers.  No  stock
appreciation rights were granted to these individuals during such fiscal year.

                                         OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                Potential Realizable
                                                                                               Value at Assumed Annual
                                                                                                    Rate of Stock
                                                                                                 Price Appreciation
                                                Individual Grants                                  for Option Term
                          ---------------------------------------------------------------    ----------------------------

                                              % of Total
                                                Options
                                              Granted to       Exercise
                              Options        Employees in      Price (2)     Expiration
Name                          Granted         Fiscal Year      ($/share)        Date          5% ($)(3)     10% ($)(3)
----                          -------         -----------      ---------        ----          ---------     ----------
Junaid Sheikh                60,000(1)          18.7%            $0.8750       2/05/08          33,017          83,671
                              4,166(4)            N/A            $1.0313       1/19/05           1,656           3,826
                             50,000(4)            N/A            $1.0313       1/15/06          23,407          55,557
                             33,120(4)            N/A            $1.0313       9/03/06          17,062          41,212

Ian Craven                   30,000(1)           9.4%            $0.8750       2/05/08          16,508          41,836
                             40,000(4)            N/A            $1.0313       3/14/07          22,214          54,453
                              3,125(4)            N/A            $1.0313       1/15/05           1,240           2,864
                             15,000(4)            N/A            $1.0313       1/15/06           7,022          16,667

W. Harris Rogers             20,000(1)           6.2%            $0.8750       2/05/08          11,005          27,890
                             20,000(4)            N/A            $1.0313       3/14/07          11,007          27,227
                             15,000(4)            N/A            $1.0313       7/10/06           7,557          18,178
                              2,499(4)            N/A            $1.0313       7/01/05           1,072           2,507
                              8,000(4)            N/A            $1.0313       1/15/06           3,745           8,889

Donald W. Petersen           30,000(1)           9.4%            $0.8750       2/05/08          16,508          41,836
                             40,000(4)            N/A            $1.0313       3/14/07          22,214          54,453
                             20,833(4)            N/A            $1.0313      10/10/04           7,882          18,076
                             15,000(4)            N/A            $1.0313       1/15/06           7,022          16,667

------------------

(1)      These options 25% vest on February 5, 1999, and thereafter  one 1/36th of the remaining  unvested  options vest each month.  The Board of Directors  also has the authority to provide for the  automatic  vesting of shares subject to the outstanding option upon the occurrence of certain hostile takeovers. Each option has a maximum term of 10 years,  subject to earlier  termination in the event of the  optionee's  cessation of employment with the Company.

(2)      The  exercise  price may be paid in cash,  in shares of Common  Stock  valued at fair market  value on the exercise date or through a cashless exercise procedure  involving a same-day sale of the purchased shares.
         The Company may also  finance the option  exercise  by loaning the  optionee  sufficient  funds to pay the exercise  price for the purchased  shares and the federal and state income tax  liability  incurred by the optionee in connection with such exercise.





(3)      Disclosure of the 5% and 10% assumed annual rates of compounded  stock price  appreciation  is mandated by the Securities and Exchange  Commission.  There is no assurance  provided to any executive  officer or any other holder of the Company's  securities that the actual stock price appreciation over the 10-year option term will be at the assumed 5% and 10% levels or at any other  defined  level.  Unless the market price of the  Company's  Common Stock  appreciates  over the option term, no value will be realized from the option grants made to the executive officers.

(4)      Represents  option granted on May 15, 1998 in connection with the cancellation of an existing  outstanding option with an exercise price in excess of $1.0313 per share.  Concommitant  with the repricing on May 15,
         1998, the vesting  schedule for these options changed.  Under the previous method,  options vested in five equal  annual  installments  with 20% of the option  shares  vesting on a cliff  basis  after each year of service.  Under the new method,  options  will vest and be  exercisable  with respect to 25% of the option shares after one year of service, and 1/36th per month for each month of service thereafter. See "Ten-Year
         Option/SAR Repricings" below.


Option Exercises and Holdings

         The table below sets forth information concerning the exercise of options during the fiscal year ended September 30, 1998 and unexercised options held as of the end of such year by the Named Officers. No stock appreciation rights were exercised during such fiscal year or outstanding as of the end of that fiscal year.
                                  AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                         AND FISCAL YEAR-END OPTION VALUES


                                                                          Number of
                                                                    Securities Underlying             Value of Unexercised
                              Shares            Aggregate           Unexercised Options at          In-the-Money Options at
                           Acquired On       Value Realized            Fiscal Year End                Fiscal Year End (1)
Name                         Exercise             ($)             Exercisable/Unexercisable        Exercisable/Unexercisable
----                     -----------------  ------------------  -------------------------------  -------------------------------
Junaid Sheikh                   0                  $0                  70,271 / 77,015                      $0 / $0

Ian Craven                      0                  $0                  27,864 / 60,261                      $0 / $0

W. Harris Rogers              8,667              $3,813                21,922 / 43,577                      $0 / $0

Donald W. Petersen              0                   0                  47,482 / 60,434                      $0 / $0

--------------

(1)      Market price at fiscal year end ($0.375) less exercise price. For purposes of this calculation, the fiscal year end market price of the shares is deemed to be the closing sale price of the  Company's  Common Stock as reported on the Over-the-Counter Bulletin Board on September 30, 1998.


Ten-Year Option/SAR Repricings

         The following table sets forth certain information as of September 30, 1998 with respect to the repricing of certain stock options held by the Company's executive officers.




----------------------------------------------------------------------------------------------------------------------
                                                                   Market
                                                                  Price Of       Exercise                   Length Of
                                                   Number Of      Stock At       Price At                  Original
                                                  Securities      Time Of        Time Of                  Option Term
                                                  Underlying     Repricing      Repricing                  Remaining
                                                    Options         Or             Or            New       At Date Of
                                                  Repriced Or    Amendment      Amendment      Exercise    Repricing
               Name                    Date       Amended (#)       ($)            ($)         Price ($)  Or Amendment
----------------------------------------------------------------------------------------------------------------------
Junaid Sheikh (1)................      5/15/98       4,166         $1.03125       $1.3125      $1.03125     6.7 years
                                       5/15/98      50,000         $1.03125       $1.3125      $1.03125     7.7 years
   President, Chief Executive          5/15/98      33,120         $1.03125       $1.3125      $1.03125     8.3 years
   Officer and Chairman of the Board   2/18/97       4,166         $1.3125        $3.25        $1.3125      7.9 years
                                       2/18/97      50,000         $1.3125        $3.25        $1.3125      8.9 years
                                       2/18/97      33,120         $1.3125        $1.88        $1.3125      9.5 years
                                       4/23/96       4,166         $3.25          $4.80        $3.25        8.7 years
                                       4/23/96      50,000         $3.25          $5.75        $3.25        9.7 years
----------------------------------------------------------------------------------------------------------------------

Ian Craven (1)...................      5/15/98       3,125         $1.03125       $1.3125      $1.03125     6.7 years
                                       5/15/98      15,000         $1.03125       $1.3125      $1.03125     7.7 years
   Senior Vice President ,             5/15/98      40,000         $1.03125       $1.3125      $1.03125     8.8 years
   Engineering                         2/18/97       3,125         $1.3125        $3.25        $1.3125      7.9 years
                                       2/18/97      15,000         $1.3125        $3.25        $1.3125      8.9 years
                                       4/23/96       3,125         $3.25          $4.80        $3.25        8.7 years
                                       4/23/96      15,000         $3.25          $5.75        $3.25        9.7 years
----------------------------------------------------------------------------------------------------------------------

W. Harris Rogers (1).............      5/15/98      15,000         $1.03125       $1.3125      $1.03125     8.2 years
                                       5/15/98       2,499         $1.03125       $1.3125      $1.03125     7.1 years
   Vice President, Marketing           5/15/98       8,000         $1.03125       $1.3125      $1.03125     7.7 years
                                       5/15/98      20,000         $1.03125       $1.25        $1.03125     8.8 years
                                       2/18/97      15,000         $1.3125        $3.25        $1.3125      9.4 years
                                       2/18/97       4,166         $1.3125        $3.25        $1.3125      8.4 years
                                       2/18/97      10,000         $1.3125        $3.25        $1.3125      8.9 years
                                       2/18/97       5,000         $1.3125        $3.25        $1.3125      9.4 years
                                       4/23/96       4,166         $3.25          $6.00        $3.25        9.2 years
                                       4/23/96      10,000         $3.25          $5.75        $3.25        9.7 years
----------------------------------------------------------------------------------------------------------------------

Donald W. Petersen (1)...........      5/15/98      20,833         $1.03125       $1.31        $1.03125     6.4 years
                                       5/15/98      15,000         $1.03125       $1.31        $1.03125     7.7 years
   Vice President, Manufacturing       5/15/98      40,000         $1.03125       $1.31        $1.03125     8.8 years
                                       2/18/97      20,833         $1.3125        $3.25        $1.3125      7.9 years
                                       2/18/97      15,000         $1.3125        $3.25        $1.3125      8.9 years
                                       4/23/96      20,833         $3.25          $4.80        $3.25        8.7 years
                                       4/23/96      15,000         $3.25          $5.75        $3.25        9.7 years
----------------------------------------------------------------------------------------------------------------------

------------------------------------------


(1)      The Company repriced certain options in April 1996, February 1997 and May 1998. In each instance, in order to reincentivize  certain of its employees,  the  Compensation  Committee of the Board of Directors or the
         Board of Directors  itself approved an option exchange for all employees  holding options with an exercise price in excess of the then current fair market value (which is the price set forth in the column entitled
         "Market  Price Of Stock At Time of Repricing Or  Amendment"  above);  such  repricings  entitled each such employee to cancel their  outstanding  options in exchange for new options with an exercise price equal to the then current fair market value of the Company's  Common Stock on the date of the approval by the Board of Directors or Compensation  Committee.  In the April 1996 and February 1997 repricings,  the new options were subject to the same vesting  schedule as the canceled  options,  including the same original  vesting commencement date. In the May 1998 repricing, the new options were amended to vest as follows: 25% of each grant vests on the  original  vesting  commencement  date,  and  thereafter,  one 1/36th of the  remaining unvested options of each grant vest each month for the next three years.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         The members of the Board of Directors, the executive officers of the Company and persons who hold more than ten percent (10%) of the Company's outstanding Common Stock are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, which requires such individuals to file reports with respect to their ownership of and transactions in the Company's securities. Officers, directors and greater than ten percent (10%) stockholders are required to furnish the Company with copies of all such reports they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during the fiscal year ended September 30, 1998 all filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with except that each of Messrs. Junaid Sheikh, Ian Craven,
W. Harris Rogers, Donald Petersen, Paul Hansil and Lionel Allan failed to timely file a year-end report on Form 5 to reflect the repricing of outstanding options in May 1998, but have subsequently reported such repricing transactions on a Form 5.

Item 12.      Security Ownership of Certain Beneficial Owners and Management

                            COMMON STOCK OWNERSHIP OF
                    CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information known to the Company with respect to the  beneficial  ownership of the  Company's  Common Stock as of
December 31, 1998 by (i) all persons who are  beneficial  owners of five percent or more of the  Company's  Common Stock,  (ii) each director and nominee,  (iii)
each  executive  officer of the  Company,  and (iv) all  current  directors  and executive officers as a group.
                      Name and Address,
                       if Required, of                                      Shares                        Percent of Shares
                      Beneficial Owner                             Beneficially Owned (1)(2)          Beneficially Owned (1)(2)
                      ----------------                             -------------------------          -------------------------
Michael Luckwell .........................................               3,418,750                            33.8%
    26 Catherine Place
    London SW1E 6HF

El Dorado Ventures and affiliated entities (3)............                 988,782                             9.8%
    20300 Stevens Creek Boulevard
    Suite 395
    Cupertino, CA 95014

Scitex Digital Video, Inc (4).............................               1,000,000                             9.0%
    c/o Scitex Corporation Ltd.
    P.O. Box 330
    Herzilya B 46103 Israel

AWM Investment Company and affiliates (5) ................                 742,100                             7.3%
    153 East 53rd Street, 51st Floor
    New York, NY 10022

Junaid Sheikh (6).........................................               1,003,501                             9.8%

Phillip Bennett (7).......................................                 750,000                             7.4%

Ian Craven (8)............................................                 117,009                             1.2%

Donald W. Petersen (9)....................................                  61,144                             *

William Harris Rogers (10)................................                  32,129                             *

William Ludwig (11).......................................                       0                             *


Donald McCauley (11)......................................                       0                             *

Lionel M. Allan (12)......................................                 167,023                             1.6%

Thomas E. Fanella (13)....................................                  12,500                             *

David A. Lahar (14).......................................                 110,000                             1.1%

All executive officers and directors as a group
    (10 persons) (15).....................................               2,253,306                            21.5%

----------

*        Less than one percent (1%).

(1)      Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the
         Company believes that persons named in the table have sole voting and investment power with respect to all shares of Common Stock held by such person.

(2)      The number of shares of Common Stock  beneficially  owned includes the shares  issuable  pursuant to stock options which may be exercised  within 60 days after December 30, 1998.  Shares issuable  pursuant to such options are deemed outstanding for computing the percentage of the person holding such options but are not outstanding for computing the percentage of any other person.

(3)      Reflects share ownership as of December 31, 1998, based on the Company's  records.  Includes 10,334 shares of Common  Stock  owned by El Dorado  C&L Fund,  L.P.;  5,765  shares of Common  Stock  owned by El Dorado
         Technology  IV, L.P.;  452,326 shares of Common Stock owned by El Dorado  Ventures;  and 520,357 shares of
         Common Stock owned by El Dorado Ventures III, L.P. Such information is based upon the Company's  knowledge after investigation, but without independent confirmation from such entities.

(4)      Includes a currently exercisable warrant to purchase 250,000 shares of the Company's Common Stock at $1.00 per share and a currently  exercisable warrant to purchase 750,000 shares of the Company's Common Stock at
         $3.00 per share.  Both  warrants  terminate  upon the earlier to occur of (a)  December 10, 2008 or (b) an acquisition or change in control of the Company.

(5)      Reflects  share  ownership  as of December  31,  1998,  based on the  Company's  records.  Such shares are beneficially owned by (i) Special Situations Fund III, L.P., a Delaware limited  partnership (the "Fund"),
         (ii) MGP Advisers  Limited  Partnership,  a Delaware  Limited  Partnership  ("MGP"),  (iii) AWM Investment
         Company,  Inc., a Delaware  corporation  ("AWM") and (iv) Austin W. Marxe. MGP is a general partner of and investment adviser to the Fund. MGP is registered as an investment  adviser under the Investment  Advisers
         Act of 1940, as amended.  AWM, a Delaware corporation  primarily owned by Austin Marxe, serves as the sole general partner of MGP. AWM is a registered  investment adviser under the Investment Advisers Act of 1940.
         Austin W. Marxe is also the principal  limited  partner of MGP and is the  President  and Chief  Executive
         Officer of AWM. Mr. Marxe is principally responsible for the selection, acquisition and disposition of the portfolio  securities by AWM on behalf of MGP and the Fund.  Such  information is based upon the Company's knowledge after investigation, but without independent confirmation from such entities.

(6)      Includes  90,827 shares  issuable upon currently  exercisable  options held by Mr.  Sheikh.  Also includes
         912,674 shares owned  indirectly by Mr. Sheikh and Mr.  Sheikh's wife as Trustees of the Sheikh  Revocable
         Trust.

(7)      Includes 650,000 shares subject to a repurchase right of the Company,  at the issuance price, which lapses in equal monthly increments over a period of three years, beginning December 1998.

(8)      Includes 41,353 shares issuable upon currently exercisable options held by Mr. Craven.

(9)      Represents 61,144 shares issuable upon currently exercisable options held by Mr. Petersen.

(10)     Includes 32,129 shares issuable upon currently exercisable options held by Mr. Rogers.

(11)     Messrs. McCauley and Ludwig joined the Company in December 1998.



(12)     Includes 54,151 shares issuable upon currently exercisable options held by Mr. Allan. Also includes 12,456 shares owned  indirectly by Mr. Allan as the beneficiary of the Allan  Advisors,  Inc. Profit Sharing Plan
         FBO Lionel M. Allan.  Also includes 100,000 shares which are subject to a repurchase right of the Company, at the issuance  price,  which lapses with respect to one-third of the shares after one year and then with respect to the remaining shares in equal monthly  increments over the two years  thereafter,  beginning in
         December 1998.

(13)     Represents shares issuable upon currently exercisable options held by Mr. Fanella, 5,000 of which shares are currently subject to a repurchase right of the Company.

(14)     Includes  10,000 shares  issuable upon  currently  exercisable  options held by Mr. Lahar,  7,500 of which shares are currently subject to a repurchase right of the Company.  Also includes 100,000 shares which are subject to a  repurchase  right of the  Company,  at the  issuance  price,  which  lapses with  respect to one-third  of the shares  after one year and then with respect to the  remaining  shares in equal  monthly increments over the two years thereafter, beginning in December 1998.

(15)     Includes 287,084 shares issuable upon currently exercisable options.  See Footnotes above.


Item 13.      Certain Relationships and Related Transactions


         On December 4, 1998, the Company entered into an agreement with Phillip Bennett, as an inducement to Mr. Bennett to join the Company as Executive Vice President, Technology and Engineering, which provided for the sale by the Company to Mr. Bennett of 750,000 shares of Common Stock. Of such shares, 100,000 shares were sold at $0.50 per share for cash, 300,000 shares were sold at $0.50 per share in consideration of the delivery by Mr. Bennett of a non-recourse promissory note, and 350,000 shares were sold at $1.00 per share in consideration of the delivery by Mr. Bennett of a non-recourse promissory note. The 650,000 shares issued in consideration of the delivery of the promissory note are subject to a repurchase right of the Company, at the issuance price, which lapses in equal monthly increments over a period of three years.

         On December 7, 1998, the Company entered into agreements with each of Messrs. Allan and Lahar, directors of the Company, pursuant to which the Company issued 100,000 shares of Common Stock to each of them. The shares were issued at a price of $0.65 per shares and were issued in consideration of the delivery by each of Messrs. Allan and Lahar of a non-recourse promissory note in the amount of $65,000. The shares issued are subject to a repurchase right of the Company, at the issuance price, which lapses with respect to one-third of the shares after one year and then with respect to the remaining shares in equal monthly increments over the two years thereafter. The Company approved the sale of such shares to Messrs. Allan and Lahar primarily in recognition of their significant efforts related to the acquisition by the Company of substantially all of the assets of Scitex Digital Video, Inc. ("Scitex") which was consummated on December 10, 1998.

         On December 10, 1999, the Company sold and issued 2,500,000 shares of unregistered Common Stock, at a price of $0.60 per share, to Michael Luckwell, a major stockholder of the Company, in a private placement. The purpose of the sale of shares to Mr. Luckwell was to provide the Company with additional capital in connection with the purchase by the Company of substantially all of the assets of Scitex. The Company purchased the assets of Scitex concurrently with the sale of the shares to Mr. Luckwell. In connection with such transaction, the Company granted Mr. Luckwell the right to be nominated to the Board of Directors of the Company so long as he holds more than 15% of the outstanding shares of Common Stock of the Company, and the Company agreed to use its best efforts to take all required steps to effect the nomination, including any required amendment of the Company's charter documents. The Company also granted to Mr. Luckwell certain demand and piggyback registration rights with respect to all of the shares of Common Stock held by Mr. Luckwell. In addition, Mr. Luckwell agreed that, for so long as Junaid Sheikh is the Chief Executive Officer of the Company, he would not, directly or indirectly, acquire beneficial ownership of any additional stock of the Company. Mr. Luckwell also agreed that he would not initiate, commence or propose any proxy contest or other solicitation to vote or seek to influence any other person with respect to the voting of any stock of the Company with respect to the election or removal of the Board of Directors, nor become a member of a "group" within the meaning of Section 13 of the Securities Exchange Act of 1934, as amended. The Company and Mr. Luckwell additionally agreed upon certain restrictions on transfers of the Company's stock held by Mr. Luckwell. Prior to the sale of shares to Mr. Luckwell, the Company amended its Preferred Shares Rights Agreement, dated as of September 13, 1996, to permit Mr. Luckwell to acquire up to 3,425,000 shares of Common Stock (as adjusted for any stock splits, stock dividends, recapitalizations or the like).

         In connection with the acquisition of substantially all of the assets of Scitex, the Company retained EOS Capital, Inc. to provide investment banking, capital raising and financial consulting services, including seeking necessary debt financing, obtaining a commitment from a lender and negotiating the financial and other terms of the financing, as well as financial analysis concerning the acquisition. Mr. Lahar, a director of the Company, is a managing director and the sole equity owner of EOS Capital. Upon consummation of the acquisition of the assets of Scitex, EOS Capital earned a $300,000 payment from the Company for its services. Such amount was negotiated on an arm's length basis and the Company believes that such amount and the terms of the agreement with EOS Capital are at least as favorable as the Company could have obtained from third parties.

         Each of El Dorado Ventures and Michael Luckwell are entitled to certain registration rights with respect to the Company's Common Stock owned by such stockholder. See "Common Stock Ownership of Certain Beneficial Owners and Management." The Company's Certificate of Incorporation limits the liability of directors to the maximum extent permitted by the Delaware General Corporation Law. The Company's Bylaws also provide that the Company shall indemnify its directors, officers, employees and agents in such circumstances. In addition, the Company has entered into indemnification agreements with its officers and directors.

         The Company has retained Lionel Allan, a director of the Company, as a consultant for legal and other business related matters. These services are in addition to his services as a director of the Company. The Company pays Mr. Allan $4,000 per month for such consulting services.


Item 14.      Exhibits


         (a)(3) The following exhibit shall be added to the list of Exhibits previously filed with the Company's Form 10-K (numbered in accordance with Item 601 of Regulation S-K).

 Number                             Description
 ------                             -----------

10.6 Restricted Stock Purchase Agreement and Non-Recourse Promissory Note, each dated December 4, 1998, between Phillip Bennett and the Company.

10.7 Restricted Stock Purchase Agreement and Non-Recourse Promissory Note, each dated December 7, 1998, between Lionel M. Allan and the Company.

10.8 Restricted Stock Purchase Agreement dated December 7, 1998, among David A. Lahar, EOS Capital Profit Sharing Plan and the Company; Non-Recourse Promissory Note dated December 7, 1998 of David A. Lahar in favor of the Company.

10.9 Stock Purchase Agreement, dated December 10, 1998, between Michael Luckwell and the Company.

10.10 Investor's Rights Agreement, dated December 10, 1998, between Michael Luckwell and the Company.




                        ADDITIONAL INFORMATION AVAILABLE

THE COMPANY WILL PROVIDE WITHOUT CHARGE, UPON WRITTEN REQUEST, A COPY OF THE COMPANY'S ANNUAL REPORT ON FORM 10-K, INCLUDING FINANCIAL STATEMENTS, SCHEDULES AND A LIST OF EXHIBITS. REQUESTS SHOULD BE SENT TO THE ATTENTION OF DONALD K. MCCAULEY, SENIOR VICE PRESIDENT, FINANCE, AND CHIEF FINANCIAL OFFICER AT ACCOM, INC., 1490 O'BRIEN DRIVE, MENLO PARK, CALIFORNIA 94025, OR TELEPHONED TO (650) 328-3818.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Amendment No. 1 to the Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Menlo Park, California on this 28th day of January, 1999.

                                    ACCOM, INC.

                                    By: /s/            JUNAID SHEIKH
                                           -------------------------------------
                                                       Junaid Sheikh
                                           Chairman of the Board of Directors,
                                           President and Chief Executive Officer

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

         Pursuant to the  requirements  of the Securities  Exchange Act of 1934, this  Amendment  No. 1 to Report on Form  10-K/A  has been  signed  below by the following persons in the capacities and on the dates indicated.
              Signature                                   Title                              Date
          /s/ JUNAID SHEIKH             Chairman of the Board of Directors,           January 28, 1999
          -----------------             President and Chief Executive Officer
           (Junaid Sheikh)              (Principal Executive Officer)

        /s/ DONALD K. MCCAULEY          Senior Vice President, Finance and Chief      January 28, 1999
          --------------------          Financial Officer (Principal Financial
         (Donald K. McCauley)           Officer)

          /s/ JAMES CUNNIFFE            Controller (Principal Accounting Officer)     January 28, 1999
          ------------------
           (James Cunniffe)

         /s/ LIONEL M. ALLAN            Director                                      January 28, 1999
          ------------------
          (Lionel M. Allan)

        /s/ THOMAS E. FANELLA           Director                                      January 28, 1999
          ------------------
         (Thomas E. Fanella)

          /s/ DAVID A. LAHAR            Director                                      January 28, 1999
          ------------------
           (David A. Lahar)