Form 10-K
period 1998-10-01
ACCOM INC
filed 1999-04-15
CIK 949335

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                    Form 10-K

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Fiscal Year Ended _______ or

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Transition period from October 1, 1998 to December 31, 1998.

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

                       ----------------------------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports). and (2) has been subject to such filing requirements for the past 90 days. YES ___ NO _X_

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $3,240,113 as of March 23, 1999, based upon the closing sale price on the Over-the-Counter (OTC) Bulletin Board reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% of more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         There were 10,123,247 shares of Registrant's Common Stock issued and outstanding as of March 23, 1999.


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

                                     PART I

         In the fourth quarter of calendar 1998, the Registrant changed its fiscal year end from September 30 to December 31. This Transition Report on Form 10-K is for the three-month period from October 1, 1998 through December 31, 1998 (the "Transition Period").


Item 1.  Business

         The company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Specifically, the Company wishes to alert readers that the factors set forth in the sections entitled "Manufacturing and Suppliers," "Competition" "Proprietary Rights and Licenses" and "Additional Factors That May Affect Future Results," below, as well as other factors, could in the future affect, and in the past have affected, the Company's actual results and could cause the Company's results for future years or quarters to differ materially from those expressed in any forward looking statements made by or on behalf of the Company, including without limitation those contained in this Form 10-K report. Forward looking statements can be identified by forward looking words, such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue" or similar words.

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

         The Company provides innovative products that cost-effectively meet the needs of professional content creators and broadcasters in real time video production, post-production and distribution. The Company's current products include the ELSET(R) virtual set system used in the production process by replacing traditional physical studio sets with three-dimensional ("3D") virtual sets, integrated non-linear editing workstations, on-line video editing systems, digital video effects systems, digital switchers and digital video disk recorders used during the content creation production and post production processes, and networked still image and video clip storage systems used by broadcasters in the distribution process.

         The following table summarizes the Company's key products:

  ------------------------------------------------------------------------------------------------------------------
           Product                                                           Primary Applications
  ------------------------------------------------------------------------------------------------------------------
    Virtual Set Production Tools
  ------------------------------------------------------------------------------------------------------------------
       ELSET(R) Virtual Set                                   Virtual sets for high-end video content creation
                                                              production in real time
  ------------------------------------------------------------------------------------------------------------------
    Computer Graphics and Animation Digital Disk Recorders
  ------------------------------------------------------------------------------------------------------------------
       WSD(R)/2Xtreme                                         Desktop computer graphics and animation production
  ------------------------------------------------------------------------------------------------------------------
    Digital Signal Processors
  ------------------------------------------------------------------------------------------------------------------
       Dveous(TM) and Brutus                                  Digital Video Effects systems for news and sports
  ------------------------------------------------------------------------------------------------------------------
       8150 Switcher                                          Digital switcher for on-line post production editing
                                                              for commercials and long form television programs
  ------------------------------------------------------------------------------------------------------------------
    Digital Editors
  ------------------------------------------------------------------------------------------------------------------
       Axial(R) 3000                                          Edit controller for on-line post production editing
                                                              for commercials and long form television programs
       Sphere(TM)                                             Integrated non-linear editing workstation for long
                                                              and short form programs and commercials
  ------------------------------------------------------------------------------------------------------------------
    Video Digital Disk Recorders
  ------------------------------------------------------------------------------------------------------------------
       APR(TM)/Attache                                         On-line post production editing and effects and
                                                               on-air playback of graphics for broadcast
  ------------------------------------------------------------------------------------------------------------------
   Digital News Graphics and Clip Servers
  ------------------------------------------------------------------------------------------------------------------
       Axess(TM)                                               Creation and broadcast distribution of news graphics
                                                               and short video segments
  ------------------------------------------------------------------------------------------------------------------


         The Company's strategy is to leverage its established position in the professional segment of the video post-production market to develop innovative products and market them to production, post-production, and distribution segments. Additionally, the Company continues to pursue its strategy of first developing and marketing full-featured systems to prove technological feasibility and market acceptance and then designing lower-priced products with reduced feature sets to appeal to a broader base of customers.

         The Company sells its products through a combination of its direct sales force and indirect distribution channels.

         On December 10, 1998, the Company acquired substantially all of the assets and certain liabilities of Scitex Digital Video, Inc. and certain of its affiliates, as part of the Company's strategy to broaden its product line and to grow the Company. The acquired assets include Scitex Digital Video's business of developing, manufacturing, marketing and selling digital video manipulation equipment and non-linear editing workstations for the video industry. The products that were acquired in such transaction are described in the Section entitled "Products" below.

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

Post-Production

         Video editing is critical to the post-production process and is often completed in two steps: off-line, to reduce raw material to a smaller, more manageable group of elements; and on-line, to assemble video, audio and graphic elements into a final program. The on-line video editing process typically occurs in a video "editing suite" comprised of sophisticated, interconnected equipment such as video recorders and switchers, digital video effects systems, storage devices for still images and computer-based graphics systems. Video editing suites can cost more than a million dollars due to the cost and variety of equipment required, and professional post-production services can cost in excess of $1,000 per hour.

         Over the past several years, a number of personal computer-based, off-line editing systems have been introduced to enable more efficient and cost-effective editing. However, these off-line systems rely upon compression algorithms to convert raw video content to signals capable of being manipulated on personal computers. This use of highly compressed video compromises video fidelity. Currently, video effects and compositing, as well as two-dimensional ("2D") and three-dimensional ("3D") graphic elements, must be created in an uncompressed format. An editor using a compression-based off-line system must decompress the video, add effects and graphics and then recompress the video. This adds complexity to the editing process and often further compromises the video fidelity of the final content. Moreover, these off-line systems typically provide the user with a single video stream, which does not allow the simultaneous manipulation of multiple streams of video elements in real time.

         To improve productivity and creative flexibility, high-end professionals increasingly require on-line editing systems with simultaneous random access to multiple video streams and video of uncompressed D1 quality, a standard digital video format that represents one of the highest levels of video quality commercially available today. Unlike traditional taped-based analog systems, an on-line editing system based on digital video disk recorders enables the user to instantly and randomly access any part of the stored video, audio or other material, rearrange the material and play back edited material without repeatedly winding and rewinding tape to locate desired sequences. In contrast to off-line systems, on-line digital-based systems do not require high levels of compression and, therefore, do not detract from the fidelity of the final video content. As post-production professionals transition their on-line edit rooms to digital technologies, they often create hybrid environments that integrate traditional analog video processing equipment with digital systems. Therefore, these professionals need on-line editing systems that easily interface with equipment made by different manufacturers.

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

o    Non-linear editing workstations used by post production professionals;

o    Digital   video   effects   and   switchers   used  by   broadcasters   and
     post-production professionals;

o Digital video disk recorders used during the on-line post production editing process; and

o Networked still image and video clip storage systems used by broadcast distributors of video content.

Accom Strategy

         Accom's goal is to be a leading supplier of production, post-production and distribution tools to the high-end video content creation, editing and broadcast markets. To achieve this goal, Accom is following a strategy that includes the following key elements:

         Leverage Market and Technical Position. The Company has established a reputation for meeting the exacting needs of the high-end segment of the video post-production market. The Company's strategy is to leverage its market and technical position to continue to offer innovative new products to the post-production market segment and to expand its product offerings into the production and distribution market segments.

         Broaden Lower-Priced Product Line. In the past, the Company first developed and marketed full-featured systems to prove technological feasibility and market acceptance, then designed lower-priced products with reduced feature sets to appeal to a broader base of customers. The Company has introduced products, such as the Axial(R) 3000 on-line editor, the Workstation Disk ("WSD(R)") digital video disk recorders, and the APR(TM) digital video disk recorders that provide high-end users with reduced feature sets at lower prices.

           Invest  in  Innovative   Technologies.   The  Company  has  developed
significant expertise in core technologies relating to editing, real time control, and digital video disk recording. The Company intends to continue to internally develop and acquire new technologies as necessary to design products that satisfy customer requirements for quality, speed, cost and functionality. For example, by acquiring Scitex Digital Video, the Company obtained access to digital switchers, digital video effects and non-linear editing technologies.

         Enhance Distribution Channels. The Company intends to enhance its distribution channels on an ongoing basis to improve market penetration and increase sales.

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

         The following table summarizes the Company's key market segments and products:

  ------------------------------------------------------------------------------------------------------------------
                     MARKETS / Product                                       Primary Applications
  ------------------------------------------------------------------------------------------------------------------
  PRODUCTION:
  ------------------------------------------------------------------------------------------------------------------
    Virtual Set Production Tools
  ------------------------------------------------------------------------------------------------------------------
       ELSET(R) Virtual Set                                   Virtual sets for high-end video content creation
                                                              production in real time
  ------------------------------------------------------------------------------------------------------------------
    Computer Graphics and Animation Digital Disk Recorders
  ------------------------------------------------------------------------------------------------------------------
       WSD(R)/2Xtreme                                         Desktop computer graphics and animation production
  ------------------------------------------------------------------------------------------------------------------
  POST PRODUCTION:
  ------------------------------------------------------------------------------------------------------------------
    Digital Signal Processors
  ------------------------------------------------------------------------------------------------------------------
       8150 Digital Switcher                                  Digital switcher for on-line post production
                                                              editing for commercials and long form television
                                                              programs
  ------------------------------------------------------------------------------------------------------------------
    Digital Editors
  ------------------------------------------------------------------------------------------------------------------
       Axial(R) 3000                                          Edit controller for on-line post production editing
                                                              for commercials and long form television programs
       Sphere(TM)                                             Integrated non-linear editing workstation for long
                                                              and short form programs and commercials
  ------------------------------------------------------------------------------------------------------------------
   Video Digital Disk Recorders
  ------------------------------------------------------------------------------------------------------------------
       APR(TM)/Attache                                        On-line post production editing and effects and
                                                              on-air playback of graphics for broadcast
  ------------------------------------------------------------------------------------------------------------------
  DISTRIBUTION:
  ------------------------------------------------------------------------------------------------------------------
    Digital Signal Processors
  ------------------------------------------------------------------------------------------------------------------
       Dveous(TM) and Brutus                                  Digital Video Effects systems for news and sports
  ------------------------------------------------------------------------------------------------------------------
   Digital News Graphics and Clip Servers
  ------------------------------------------------------------------------------------------------------------------
       Axess(TM)                                              Creation and broadcast distribution of news graphics
                                                              and short video segments
  ------------------------------------------------------------------------------------------------------------------

The following table summarizes the Company's net sales, in thousands, for the three months ended December 31, 1998, by market segment:


                                                       For Three Months Ended
                                                         December 31, 1998
                                                      -------------------------
          Market                                      Amount             Percent
                                                      ------              -----
Production                                            $1,113               33.1%
Post Production                                        1,493               44.4%
Distribution                                             424               12.6%
Other                                                    333                9.9%
                                                      ------              -----
                                                      $3,363              100.0%
                                                      ======              =====


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

         The Company currently offers three ELSET(R) Virtual Set products:

         ELSET(R) LIVE software operates on the Silicon Graphics ("SGI") Onyx2(TM) computers and is used for real time productions. The Company primarily offers the ELSET(R) LIVE software; however from time to time will also resell the SGI hardware for the convenience of the customers.

         ELSET(R)POST software operates on the SGI O2(TM) computer and is used for non-real time productions. ELSET(R)POST offers a lower cost alternative to ELSET(R)LIVE by allowing users to trade off production time against cost.
ELSET(R)POST utilizes Alias and MAYA 3D software to create the set and to preview scenes in lower quality during production. During production, camera moves in addition to animation triggers are recorded on the O2(TM) while the actors are recorded in full quality on a video recorder. After the production is complete, the virtual scenes are rendered in full quality using the SGI computer and recorded on the Accom WSD(R) digital disk recorder. The final program is composited using the recording of the actors and the rendered sets from the Accom WSD(R) digital disk recorder. By rendering virtual sets off-line, complex scenes may be produced that are not possible in real time virtual set productions.

         ELSET(R) LIVE-NT system is a real time virtual set system offering a lower cost alternative to the ELSET(R)LIVE running on the SGI Onyx2(TM) platform. ELSET(R) LIVE-NT runs on a Windows NT platform and a graphics engine from Real 3D. The virtual sets are designed by using 3D Studio Max modeling software from Kinetex. The Accom proprietary software is a "plug in" for the 3D Studio Max software.

Computer Graphics and Animation Digital Disk Recorder

         The Company's WSD digital disk recorder is primarily used in the production and post production of computer graphics and animation. The WSD(R)/2Xtreme, the fourth generation WSD(R) product, is a D1 quality digital video disk recorder and video subsystem that enables users to record and play back digital video images in real time and rapidly transfer digital video images to and from computer workstations. The WSD(R)/2Xtreme enables more efficient creation of 2D and 3D graphics and animation by providing a bridge between the computer workstation and video tape recorders and other video devices. The WSD(R)/2Xtreme's digital random access recording and playback features improve the quality of desktop graphics production by eliminating the speed and maintenance problems associated with analog video tape recorders. With the WSD(R)/2Xtreme, frames can be played back in real time so the user can see the end result in full motion on a video monitor. The Company has worked closely with a number of third-party software developers to integrate the WSD(R)/2Xtreme with their applications. The WSD(R)/2Xtreme also provides both Ethernet and SCSI connections, thereby enabling it to interface with applications running on SGI, Windows-NT(TM) and Apple Macintosh computer platforms.

Digital Signal Processing Equipment

         On December 10, 1998, Accom acquired substantially all of the assets of Scitex Digital Video. The 8150 switcher, the Dveous(TM) and the Brutus digital video effects (DVE) product lines were a part of this acquisition.

         The 8150 Digital Switcher with Built-in 3D Effects

The 8150 switcher is typically used in an on-line post-production editing suite. In addition to a switcher, this type of an editing suite requires an on-line editor like the Axial(R) and digital disk recorder like the APR(TM) Attache or the WSD 2Xtreme -- products manufactured by Accom. This 8150 is a powerful switcher which combines the familiar Mix/Effects architecture with limitless effects layering capabilities. The 8150's graphically assisted control panel and built-in high density 3.5" floppy drive and other advanced features make it easy to operate. The 8150 offers an optional 3D Digital Video Effects based on the twin channel Dveous(TM) architecture. This technology provides powerful new effects such as SuperShadow(TM), UltraWarp(TM), and the realistic textures and light sources of SurfaceFX(TM).

         Dveous(TM) Digital Video Effects

The Dveous is a powerful, full quality and fully featured DVE product. Dveous is used in post-production suites as well as for live sports and news applications by television stations and production companies. DVEs are used to manipulate video images in real-time to create effects like flying pictures, page turns and more complex effects which were only possible in the optical domain at one point in time. The Dveous is considered by many as the leading high-end DVE product and is used by many well-known broadcasters through out the world. The Dveous video processing system is based around four-field video framestores. Video information is upsampled vertically to create a full frame of data for every field. The Dveous also contains 23x12-point video filters and four-point store output interpolators to provide superb image quality for picture expansion and compression. All picture transform information is calculated to 1.2nS spatial precision with full 10 bits per pixel precision.

         Brutus Digital Video Effects

Brutus is a solution built on the established benchmark of Dveous(TM) . Brutus offers multi-channels of Dveous DVE combined through the Brutus combiner to create complex effects and manipulate multiple images in real-time. Any Dveous can easily upgrade to Brutus. The primary application of Brutus is in live sports production where effects have to be applied to multiple pictures simultaneously in a coordinated fashion.

Digital Video Editors

The Company currently offers two product lines in the digital editing area, the Axial and the Sphere family of editors. On December 10, 1998, Accom acquired substantially all the assets of Scitex Digital Video. The Sphere product line was a part of this acquisition.

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

         Nonlinear Editing

         The Company's Sphere family of digital nonlinear editing workstations offers a complete range of solutions for simple to complex applications. The Sphere family consists of four main products, MicroSphere(R), VideoSphere(R), StrataSphere(R) and DigiSphere(R). The key features of the higher-end VideoSphere(R) and the StrataSphere(R) models are, simple and easy to use human interface, speed of editing and high quality real-time video effects. MicroSphere(R) offers dual stream, realtime video editing with effects for multimedia and graphics production. Files are stored in native QuickTime(TM) format for up and downstream compatibility throughout the Sphere line, and for compatibility with all QuickTime-capable graphics applications. MicroSphere(R) may be used as a stand-alone platform, or may be integrated into a Sphere collaborative workgroup.

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

Post Production Digital Video Disk Recorder -- APR(TM)

         APR(TM)/Attache was announced and first shown in September 1997, and full production shipments began in the second quarter of calendar 1998. The APR(TM) enables the digital recording and playback of D1 quality video onto a real time, random access redundant arrays of individual disks ("RAID"). Applications of the APR(TM) include random access video editing and the editing of 2D and 3D graphics and animation for production and post-production. Unlike a video tape recorder, the APR(TM) can instantly access stored images and play back the images at speeds ranging from 1/100th to 100 times normal play speed. The APR(TM) is configured to offer storage of 30 minutes and 60 minutes of uncompressed video recording times. The APR(TM) offers a "half-bandwidth" channel option called KeyTrack(TM). KeyTrack allows a synchronous key/matte signal to be recorded in sync with the video. Two complete videotape recorders or DDRs are normally required for this capability.

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

Customers and Applications

         The primary end users of the Company's products are production, post-production, broadcast and cable companies and studios. One customer, AIM Co. Ltd., a distributor, accounted for 14%, 16% and 13% of the Company's total revenues for the three months ended December 31, 1998, and the twelve months ended September 30, 1998 and 1997, respectively. No customer accounted for more than 10% of the Company's total revenues during the twelve months ended September 30, 1996.

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

         In the United States, the Company markets its products at trade shows such as those held by the National Association of Broadcasters ("NAB") and ACM SIGGRAPH. The Company conducts domestic direct sales through employees based in New Jersey, Illinois, Florida, Texas and California, and uses independent representatives to market its products in geographic areas that are not served by its direct sales organization. The Company utilizes an additional sales channel of distributors for its WSD(R)/2Xtreme product line to more effectively reach the computer graphics and animation content creators. Outside the United States, the Company markets its products at trade shows such as those held by the International Broadcast Conference in Europe and the InterBee in Japan. The Company sells its products through a network of distributors that cover a myriad of countries. During the three months ended December 31, 1998 and the twelve months ended September 30, 1998, 1997, and 1996, the Company generated 45%, 45%, 42%, and 38%, respectively, of its net sales from customers in markets outside of the United States. The Company has two employees based in the United Kingdom to manage and support the Company's distributors in Europe, Africa and Middle East. The Company has one employee based in Hong Kong to manage and support its distributors in Asia Pacific. The Company manages its distributors in Central and South America through its corporate headquarters in Menlo Park, California.

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

Research and Development

         The Company's research and development efforts currently are focused on the development of product enhancements and new products for its digital video on-line editor, video and computer graphics digital disk recorders and virtual set product lines. The Company's engineering staff consists of software and hardware engineers and other support personnel. As of March 31, 1999, the Company employed 44 people in its research and development organization, of which approximately 24 professionals are focused on software development. During the three months ended December 31, 1998, and the twelve months ended September 30, 1998, 1997 and 1996, the Company's research and development expenses were approximately $1.2 million, $3.3 million, $3.3 million, and $3.9 million, respectively. The Company believes that its success will depend, in part, upon its ability to enhance its existing products and to develop and introduce new products and features to incorporate new technologies and meet changing customer requirements and emerging industry standards on a timely and cost-effective basis.

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

         In the digital on-line video editor, nonlinear video editor and digital video disk recorder market, the Company has to date encountered competition primarily from a limited number of comparably-sized companies as well as larger vendors such as Sony Corporation, The Grass Valley Group (a subsidiary of Tektronix, Inc.), Media 100, Inc. and Avid Technology, Inc. Each of these larger companies has substantially greater financial, technical, marketing, sales and customer support resources, greater name recognition and larger installed customer bases than the Company. As the Company continues to broaden its lower-priced on-line video editor and digital video disk recorder product lines, the Company anticipates that it will encounter increased competition, including from these larger vendors.

         The digital news graphics and clip server market segment is an emerging market segment. The Company currently is encountering competition from established video companies such as Quantel Ltd. (a subsidiary of Carlton Communications plc), Leitch Technology Corporation and Pinnacle Systems, Inc. In addition, certain established computer and electronics companies are currently offering or have announced their intentions to offer products or solutions that compete with the Axess(TM). In addition, the Company expects that existing vendors and new market entrants will develop products that will compete directly with the Axess(TM) and that competition will increase significantly as the market for digital news graphics and clip servers develops. Many of the Company's current and potential competitors have substantially greater financial, technical, marketing, sales and customer support resources, greater name recognition and larger installed customer bases than the Company.

         The virtual set system market is also an emerging market. The Company competes with, among others, Discreet Logic, Inc., RT-SET Ltd. (a subsidiary of BVR Technologies Ltd., an Israeli corporation), ORAD (an Israeli corporation) and privately-held companies such as Brainstorm (a Spanish company). The Company expects that competition will increase significantly as the market for virtual set systems develops. In addition, certain established software and computer companies such as SGI, which have substantially greater financial, technical, marketing, sales and customer support resources than the Company, may acquire or develop virtual set technology and compete with the Company.

           Increased competition in any of the Company's markets could result in price reductions, reduced margins and loss of market share, all which would materially and adversely affect the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to compete successfully against current or future competitors.

Proprietary Rights and Licenses

Proprietary Rights

         The Company's success and ability to compete is dependent in part upon its proprietary technology. The Company relies on a combination of patent, trade
secret,   copyright  and  trademark  law,  nondisclosure  agreements and other intellectual property methods to protect its technology. The Company's products are generally sold pursuant to purchase and license agreements that contain terms and conditions restricting unauthorized disclosure or reverse-compiling of the proprietary software embodied in the products. The Company owns 29 United States patents, 16 foreign patents and has applications pending for nine additional United States patents and eight foreign patents. The Company is also pursuing patent applications in certain foreign countries. There can be no assurance that any of the Company's currently pending patent applications or future applications will be granted in full or in part or that claims allowed will be sufficiently broad to protect the Company's technology. The Company also owns 29 registered trademarks in the United States, 16 registered foreign trademarks and has several pending United States and foreign trademark applications. Although the Company relies to a great extent on trade secret protection for much of its technology, and has obtained written confidentiality agreements from all of its key employees, consultants and vendors, there can be no assurance that third parties will not either independently develop the same or similar technology, obtain unauthorized access to the Company's proprietary technology or misuse the technology to which the Company has granted access.

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

         Although all title and rights to the ELSET(R) Virtual Set were contributed to ELSET GmbH when it was formed as a joint venture by the Company and VAP, VAP has certain obligations under a December, 1991, contract with the Commission of the European Communities entitled "Mona Lisa -- Modeling Natural Images of Synthesis and Animation" (the "Mona Lisa Contract"). In particular, materials developed pursuant to the Mona Lisa Contract must be shared with all members of the consortium of companies that contribute to the Mona Lisa project (the "Mona Lisa Consortium") for such members' research and development purposes. However, pursuant to the Mona Lisa Contract, the materials need not be shared with other members of the Mona Lisa Consortium if such sharing opposes the major business interests of the developer or the products covered by such materials are about to become commercially available. It is possible that the ELSET(R) Virtual Set in the form in which it was contributed to ELSET GmbH by VAP could be deemed to have been developed pursuant to the Mona Lisa Contract. Even if this is found to be the case, the Company believes that since the ELSET(R) Virtual Set has become commercially available, the earlier version need not be shared with other members of the Mona Lisa Consortium. However, there can be no assurance that the Mona Lisa Contract would not be interpreted to require VAP to share the earlier version. Although the Company believes that the development work that has been undertaken since the contribution of the ELSET(R) Virtual Set to ELSET GmbH would make it difficult for a member of the Mona Lisa Consortium to duplicate the ELSET(R) Virtual Set, if such sharing is required, there can be no assurance that members of the Mona Lisa Consortium, acting alone or in concert, would not be able to use the shared technology to develop, market and sell a competitive virtual set system. In such event, the Company's business, financial condition and results of operations would be materially adversely affected. It is also possible that VAP has granted to the other members of the Mona Lisa Consortium the right to use the trademark "ELSET(R)." Therefore, there can be no assurance that the ELSET GmbH will be able to claim the exclusive right to use this trademark, which could have a material adverse effect on the value of such trademark to the Company.

Employees

         On March 31, 1999, the Company had 127 full-time employees, including 44 in research and development, 43 in marketing, sales and technical support, 24 in manufacturing and 16 in administration and finance. The Company's success will depend, in large part, on its ability to attract and retain qualified personnel, who are in great demand throughout the industry. None of the Company's employees is represented by a labor union. The Company believes that its employee relations are good.

Additional Factors That May Affect Future Results

         The company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Specifically, the Company wishes to alert readers that the factors set forth in the sections entitled "Manufacturing and Suppliers," "Competition" and "Proprietary Rights and Licenses," above, the factors set forth below, as well as other factors, could in the future affect, and in the past have affected, the Company's actual results and could cause the Company's results for future years or quarters to differ materially from those expressed in any forward looking statements made by or on behalf of the Company, including without limitation those contained in this 10-K report. Forward looking statements can be identified by forward looking words, such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue" or similar words.

         Failure to Successfully Integrate Newly Acquired Business. On December 10, 1998, the Company acquired substantially all of the assets of Scitex Digital Video, Inc. and certain of its affiliates (the "Acquisition"). See
"Business--Overview." The Company entered into the Acquisition with the expectation that the Acquisition would result in certain benefits for the combined businesses. Achieving the anticipated benefits of the Acquisition will depend in part upon whether certain of the two companies' business operations and their product offerings can be integrated in an efficient and effective manner. This will require the dedication of management resources which may temporarily distract attention from the day-to-day business of the Company. As of March 31, 1999, integration of facilities as well as the various functional departments has been accomplished. Although most of the integration has been accomplished, the full extent of the cost savings in operations is not known. If the integration does not result in the anticipated cost savings in operations, there may be an adverse effect on the Company's results of operations and financial condition.

         Potential Fluctuations in Operating Results. The Company incurred a net loss of $3.9 million for the three-month Transition Period ending December 31, 1998. The Company also incurred net losses of $2.9 million, $4.5 million and $916,000, respectively, in the twelve months ended September 30, 1998, 1997 and 1996. There can be no assurance that the Company will be profitable on a quarterly or annual basis in the future. The Company's quarterly operating results in the past have fluctuated and may fluctuate significantly in the future depending on such factors as the timing and shipment of significant orders, new product introductions and changes in pricing policies by the Company and its competitors, the timing and market acceptance of the Company's new products and product enhancements, including the ELSET(R) Virtual Set, the Company's product mix, the mix of distribution channels through which the Company's products are sold, the Company's inability to obtain sufficient supplies of sole or limited source components for its products and charges related to refocusing and streamlining operations. In response to competitive pressures or new product introductions, the Company may make certain pricing changes or other actions, such as restructuring the product lines, that could materially and adversely affect the Company's operating results. In addition, new product introductions by the Company could contribute to quarterly fluctuations in operating results as orders for new products commence and orders for existing products decline. The Company believes that its net sales generally will decrease in the second quarter of each fiscal year as compared to the prior quarter due to decreased expenditures in the post-production market during that period and delayed customer purchasing decisions in anticipation of new product introductions by the Company and others at the annual NAB convention.

         The Company currently anticipates that a number of factors may cause its gross margins to decline in future periods from current levels. The Company believes that the market for on-line video editors, digital switchers and digital video disk recorders will continue to mature and, therefore, that the gross margins the Company derives from sales of these products may decline in future periods. Furthermore, if the Company expands its indirect sales channels, its gross margins may be negatively impacted because of discounts associated with sales through these channels. In addition, the Company currently anticipates that revenues from sales of the ELSET(R) Virtual Set will positively impact the Company's net sales but may negatively impact its gross margins if a significant portion of ELSET(R) Virtual Set sales include the resale of the SGI Onyx, which generates lower gross margins than sales of the Company's products.

         The Company's expense levels are based, in part, on its expectations of future revenues. Many of the Company's expenses are relatively fixed and cannot be changed in short periods of time. Because a substantial portion of the Company's revenue in each quarter frequently results from orders booked and shipped in the final month of that quarter, revenue levels are extremely difficult to predict. If revenue levels are below expectations, net income will be disproportionately affected because only a small portion of the Company's expenses varies with its revenue during any particular quarter. In addition, the Company typically does not have a significant backlog as of any particular date.

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

         The introduction of new products or product enhancements with reliability, quality or compatibility problems can result in reduced or delayed sales, delays in collecting accounts receivable or additional service and warranty costs. In the past, the Company has delivered certain new products to customers prematurely, and, as a result, such products have contained
performance  deficiencies.   For  example,  the  Company  experienced  technical
problems with the introduction of Axess(TM), including delays in delivering additional functionality when originally requested by certain initial customers. Similarly, the software component of the Company's products, particularly the ELSET(R) Virtual Set, may contain errors that may be detected at any point in the product's life cycle, including after product introduction. For example, the Company has from time to time needed to update the software for its products to address performance problems. The Company expects the software content of its products to increase in the future. There can be no assurance that the Company will not experience delays and software or hardware related technical problems in its current and future efforts to develop products and product enhancements. Any such delays or problems could have a material adverse effect on the Company's business, financial condition and results of operations.

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

         Management of Growth. Although the Company streamlined its operations during fiscal 1997, the Company's long-term success will depend in part on its ability to manage growth, both domestically and internationally. In addition, the Company will be required to enhance its operational, management information and financial control systems. To manage the growth resulting from the acquisition of Scitex Digital Video in December, 1998, the Company brought on board the following three senior level managers: Executive Vice President of Technology and Engineering, Vice President of Sales, and Senior Vice President and Chief Financial Officer. To support growth, the Company will be required to increase the personnel in its sales, marketing and customer support departments. If the Company is unable to hire a sufficient number of employees with the appropriate levels of experience to increase the capacity of these departments in a timely manner, or if the Company is unable to effectively manage its growth, the Company's business, financial condition and results of operations could be materially and adversely affected.

         International Operations. In the three-month Transition Period ended December 31, 1998 and in the twelve months ended September 30, 1998, 1997 and 1996, international sales accounted for 45%, 45%, 42%, and 38%, respectively, of the Company's total net sales. The Company expects that international sales will continue to represent a significant portion of its net sales in the future. The Company's results of operations may be adversely affected by fluctuations in exchange rates, difficulties in collecting accounts receivable, tariffs and difficulties in obtaining export licenses. Although the Company's sales are currently denominated in U.S. dollars, future international sales may result in foreign currency denominated sales. Gains and losses on the conversion to U.S. dollars of receivables and payables arising from international operations may contribute to fluctuations in the Company's results of operations. In addition, international sales are primarily made through distributors and result in lower gross margins than direct sales. Moreover, the Company's international sales may be adversely affected by lower sales levels that typically occur during the summer months in Europe and other parts of the world. International sales and operations are also subject to risks such as the imposition of governmental controls, political instability, trade restrictions and changes in regulatory requirements, difficulties in staffing and managing international operations, generally longer payment cycles and potential insolvency of international dealers. There can be no assurance that these factors will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's business, financial condition and results of operations.

         Dependence on Distributors. The Company derives a majority of its revenues from sales through distributors. The Company depends on distributors for substantially all of its international sales. The loss of certain of these distributors could have a material adverse effect on the Company. Certain of the Company's distributors also act as distributors for competitors of the Company and could devote greater effort and resources to marketing competitive products. Because the Company's products are sold to high-end video professionals, effective distributors must possess sufficient technical, marketing and sales resources and must devote these resources to a lengthy sales cycle and subsequent customer support. There can be no assurance that the Company's current distributors will be able to continue to market and support the Company's existing products effectively or that economic conditions or industry demand will not adversely affect such distributors. The markets for new products such as the ELSET(R) Virtual Set and digital video disk based servers require a different marketing, sales, distribution and support strategy than markets for the Company's other products. In addition, the Company currently may expand its existing indirect sales channels to implement its strategy of broadening its lower-priced products. There can be no assurance that the Company's distributors will choose or be able to effectively market and support these lower priced products or to continue to market the Company's existing products. In connection with the acquisition of Scitex Digital Video (SDV) in December, 1998, the Company assumed certain contracts and relationships with SDV's distributors. Because the Company does not have a historical working relationship with many of such distributors, there can be no assurance that such distributors will continue to do business with the Company. A failure of the Company's distributors to successfully market and support the Company's products would have a material adverse effect on the Company's business, financial condition and results of operations.

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

Status of Progress in Becoming Year 2000 Compatible.

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

Information Technology Program: Internal applications systems such as inventory and financial accounting software, computer network hardware and software, and software applications programs may have Year 2000 problems. As a result of the acquisition of Scitex Digital Video (SDV) on December 10, 1998, the Company decided to use the Man-Man software already in use at SDV as its main inventory and accounting software. The Man-Man software currently in use is version 10.2 which is not Year 2000 compliant. Version 11.3, an upgrade of this software, is Year 2000 compliant and has been procured by the Company by renewal of its Man-Man license at a cost of $67,000. Total cost to implement this upgrade is estimated to be less than $100,000. As of December 31, 1998, at least $20,000 of expected costs had been identified which related to replacement of software applications and operating systems (which currently are readily available for licensing by the Company) which the Company anticipates will take place in the third quarter of 1999. Related to these software upgrades, hardware on certain computers may also need to be replaced to make them compatible with the upgraded software. The estimated cost of replacing such hardware is $50,000. If required modifications to existing software and hardware and conversions to new software are not made, or are not completed in a timely way, the Year 2000 Issue could have a material impact on the operations of the Company due to the inability to accurately and effectively track inventory and other financial results.

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

Third Party Program: The Company relies on numerous vendors in the course of operating the business. If these vendors encountered Year 2000 problems which impacted their ability to deliver goods and services to the Company, the Company's business might be materially and adversely affected. The Company has not to date conducted a comprehensive survey of its vendors to determine their Year 2000 readiness, but anticipates doing so in the first half of 1999. The Company has not yet determined the extent to which the Company's operations are vulnerable to those third parties' failure to remediate their own Year 2000 issues. In order to protect against the acquisition of additional non-compliant products, the Company will require that certain hardware and software suppliers providing goods and services to the Company after June, 1999, warrant that products sold or licensed to the Company are Year 2000 compliant. Finally, the Company is also vulnerable to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions.

The Company anticipates addressing and remedying the critical Year 2000 issues by the third quarter of 1999, which is prior to any anticipated impact on its operating systems and expects the Year 2000 project to continue beyond the year 2000 with respect to resolution of non-critical issues. These dates are contingent upon the timeliness and accuracy of software and hardware upgrades from vendors, adequacy and quality of resources available to work on completion of the project and any other unforeseen factors. There can be no assurance that the Company will be successful in its efforts to resolve any Year 2000 issues and to continue operations in the year 2000. The failure of the Company to successfully resolve such issues could result in a shut-down of some or all of the Company's operations, which would have a material adverse effect on the Company.

Contingency Plans.

The Company has not yet developed a contingency plan to address situations that may result if the Company is unable to achieve Year 2000 readiness of its critical operations but anticipates developing such a plan during the third quarter of 1999. There can be no assurance that the Company will be able to develop a contingency plan that will adequately address issues that may arise in the year 2000. The failure of the Company to develop and implement, if necessary, an appropriate contingency plan could have a material impact on the operations of the Company.

Costs.

The total expense of the Year 2000 project is currently estimated to be less than approximately $200,000 which is not material to the Company's business operations or financial condition. The Company has not yet fully estimated all the Year 2000 costs, in particular, those associated with the replacement of software running on personal computers and the costs of modifying, testing and distributing updates to ensure its own products are Year 2000 compliant. The amount incurred to date was not material.

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

         Substantial Control by Existing Stockholders; Effect of Certain Anti-Takeover Provisions. As of March 23, 1999, the Company's executive officers and directors, and their affiliates, beneficially own approximately 19.2% of the Company's outstanding Common Stock. As a result, the Company's executive officers and directors and their affiliates will be able to exercise significant influence over the Company and its business and affairs as well as over the election of directors, regardless of how other stockholders of the Company may vote. Furthermore, acting together, such stockholders may be able to block any change in control of the Company.

         In addition, a stockholder of the Company who owns 33.8% of the Company's outstanding stock has the right to become a director of the Company. Also, a current director of the Company was appointed by American Bankers Insurance Group, which holds 6% Senior Subordinated Convertible Notes of the Company which are convertible into up to 2,307,692 shares of the Company's common stock.

         In addition, the Board of Directors has the authority to issue up to 2,000,000 shares of undesignated Preferred Stock and to determine the rights, preferences, privileges and restrictions of such shares without further vote or action by the Company's stockholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock could have the effect of making it more difficult for third parties to acquire a majority of the outstanding voting stock of the Company. In September, 1996, the Company's Board of Directors adopted a stockholder rights plan, which entitles existing stockholders of the Company to certain rights (including the right to purchase shares of Preferred Stock) in the event of the acquisition of 15% or more of the Company's outstanding common stock, or an unsolicited tender offer for such shares. The existence of the rights plan could delay, prevent, or make more difficult a merger, tender offer or proxy contest involving the Company. Further, certain provisions of the Company's Amended and Restated Certificate of Incorporation and Bylaws and of Delaware law could delay or make difficult a merger, tender offer or proxy contest involving the Company.

         Possible Volatility of Stock Price; Decreased Liquidity. The Company's stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenue or earnings from levels expected by securities analysts or others could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period. Additionally, the Company may not learn of, or be able to confirm, revenue or earnings shortfalls until late in the fiscal quarter or following the end of the quarter, which could result in an even more immediate and adverse effect on the trading of the Company's common stock. On July 20, 1998, the Company's Common Stock was delisted from the NASDAQ National Market System and it is now quoted on the Over-the-Counter (OTC) Bulletin Board under the symbol ACMM. The OTC Bulletin Board may not provide as much liquidity for the Company's Common Stock as the NASDAQ National Market. Also, the aggregate market value of the voting stock held by non-affiliates ("public float") of the Company is only approximately $3,240,000 which affects the liquidity of the Common Stock. Finally, the Company participates in a highly dynamic industry, which may result in significant volatility of the Company's common stock price.


Item 2.  Properties

         The Company's principal offices are located in Menlo Park, California, and consist of approximately 30,000 square feet under a lease that expires in February, 2000. In addition, the Company has offices in Grass Valley, California, consisting of approximately 15,000 square feet, under a lease that expires in April, 2004. The Company also leases work space in Hong Kong under an operating lease which expires in January, 2001. The Company believes that its existing facilities are adequate to meet its requirements for the near term and that additional space will be available on commercially reasonable terms if needed.


Item 3.  Legal Proceedings

         There is no material legal proceeding to which the Company is a party or to which any of its properties are subject. No material legal proceedings were terminated in the Transition Period, the three months ended December 31, 1998.

Item 4. Submission of Matters to a Vote of Security Holders

         None.

Executive Officers of the Company

         The executive officers of the Company, and their ages as of March 31, 1999, are as follows:

Name                                Age               Position(s)
----                                ---               -----------

Junaid Sheikh....................   45     Chairman of the Board, President and
                                           Chief Executive Officer
Phillip Bennett..................   45     Executive Vice President, Technology
                                           and Engineering
Donald K. McCauley...............   58     Senior Vice President, Finance, and
                                           Chief Financial Officer
Ian Craven.......................   44     Senior Vice President, Engineering
William T. Ludwig................   51     Vice President, Sales
William Harris Rogers............   51     Vice President, Marketing
Donald W. Petersen...............   54     Vice President, Manufacturing


         Junaid Sheikh has served as the Chairman of the Company's Board of Directors since June, 1988, and as the Company's President and Chief Executive Officer since November, 1991.

         Phillip Bennett joined the Company on December 11, 1998, as Executive Vice President, Technology and Engineering. Since 1993, Mr. Bennett has been a private investor and active in image processing and television systems development. From 1982 to 1993, Mr. Bennett was a founder and Vice President of Engineering of Abekas Video Systems.

         Donald K. McCauley joined the Company on December 11, 1998, as Senior Vice President, Finance, and Chief Financial Officer. Prior to joining the Company, Mr. McCauley served as the Senior Vice President of Finance and Chief Financial Officer of Scitex Digital Video from 1994. Prior to that, he was a founder and Chief Financial Officer of ImMIX, a manufacturer of non-linear editors.

         Ian Craven has served as Senior Vice President, Engineering, since October, 1991. From October, 1991, to April, 1995, he also served as a director of the Company.

         William T. Ludwig joined the Company on December 21, 1998, as Vice President, Sales. From July, 1996, to December, 1998, Mr. Ludwig served as Vice President of Sales for Americas/Far East (AMFE) for Pinnacle Systems. From January, 1996, to July, 1996, he was the Director of Sales for FAST Electronics. From 1985 to 1995, he served in various sales capacities for Abekas Video Systems.

         William Harris Rogers served as Vice President, Sales and Marketing, for the Company from May, 1998, to December, 1998. From July, 1995, to April, 1998, he served as Vice-President, Marketing, of the Company. He attended the Stanford University Graduate School of Business from August, 1994, to June, 1995, earning a Master of Science Degree in Business Management. He was a consultant from November, 1993, to July, 1994. From July, 1991, to October, 1993, he was Director of Sales for Dynatech Video Group.

         Donald W. Petersen has served as Vice President, Manufacturing, of the Company since April, 1990.

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


                                                             High         Low
                                                           --------    --------
Fiscal Year ended September 30, 1997:
    First Quarter ......................................   $   2.63    $   0.91
    Second Quarter .....................................   $   2.00    $   1.00
    Third Quarter ......................................   $   2.25    $   1.00
    Fourth Quarter .....................................   $   2.88    $   1.56
Fiscal Year ended September 30, 1998:
    First Quarter ......................................   $   2.63    $   1.06
    Second Quarter .....................................   $   1.44    $   0.81
    Third Quarter ......................................   $   1.16    $   0.50
    Fourth Quarter .....................................   $   0.69    $   0.22
For the Three Months ended December 31, 1998: ..........   $   0.86    $   0.19


         The Company had 99 stockholders of record as of March 23, 1999, including several holders who are nominees for an undetermined number of beneficial owners.

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

                                                Selected Consolidated Financial Data
                                                (in thousands, except per share data)

                                                                                                               For Three Months
                                                               Fiscal Year Ended September 30,                Ended December 31,
                                                  -------------------------------------------------------    --------------------
                                                    1994       1995        1996        1997        1998        1997        1998
                                                  --------   --------    --------    --------    --------    --------    --------
                                                                                                            (unaudited)
Consolidated Statement of Operations Data:
     Net sales ................................   $ 18,034   $ 21,312    $ 21,408    $ 17,627    $ 12,617    $  4,133    $  3,363
     Gross profit .............................      9,591     11,175      10,398       6,593       6,439       2,387       1,389
     Operating income (loss) ..................      1,428    (10,792)     (1,621)     (4,657)     (3,042)         90      (3,882)
     Net income (loss) ........................        918    (10,840)       (916)     (4,490)     (2,881)        142      (3,896)
     Basic net income (loss) per share(1) .....       0.24      (2.47)      (0.14)      (0.68)      (0.43)       0.02       (0.52)
     Diluted net income (loss) per share (1) ..       0.20      (2.47)      (0.14)      (0.68)      (0.43)       0.02       (0.52)
Shares used in computing:
     Basic net income (loss) per share(1) .....      3,818      4,397       6,439       6,587       6,662       6,638       7,552
     Diluted net income (loss) per share(1) ...      4,660      4,397       6,439       6,587       6,662       7,034       7,552



                                                                                                           For Three Months Ended
                                                           Fiscal Year Ended September 30,                        December 31,
                                             ------------------------------------------------------------     ---------------------
                                               1994         1995         1996         1997         1998         1997         1998
                                             --------     --------     --------     --------     --------     --------     --------
                                                                                                             (unaudited)
Balance Sheet Data:

     Working capital (deficit) ..........    $  4,522     $ 12,220     $ 11,171     $  7,550     $  4,633     $  7,492     $ (2,661)
     Total assets .......................      10,111       19,712       17,279       11,545        8,093       12,447       17,213
     Long-term notes payable ............        --             83           24         --           --           --          1,165
     Total stockholders' equity .........    $  5,650     $ 13,679     $ 12,952     $  8,566     $  5,720     $  8,734     $  3,929

(1) Computed on the basis described in Note 1 of Notes to Consolidated Financial Statements. All share amounts have been adjusted to reflect the implementation of Financial Accounting Standards Board Statement No. 128 and Staff Accounting Bulletin No. 98.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Consolidated Financial Statements as of December 31, 1998 and as of September 30, 1998 and 1997 and for the three months ended December 31, 1998 and 1997 and for the three fiscal years ended September 30, 1998, 1997 and 1996 included elsewhere in this Report on Form 10-K. In the fourth quarter of calendar 1998, the Company changed its fiscal year end from September 30 to December 31.

         In addition, in order to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company hereby notifies readers that the factors set forth above in Item 1 under the sections entitled "Manufacturing and Suppliers," "Competition," "Proprietary Rights and Licenses" and "Additional Factors That May Affect Future Results," as well as other factors, could in the future affect, and in the past have affected, the Company's actual results and could cause the Company's results for future periods to differ materially from those expressed in any forward looking statements made by or on behalf of the Company, including without limitation those made in the discussion below. Forward looking statements can be identified by forward looking words, such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue" or similar words.

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

--------------------------------------------------------------------------------
                           Primary Markets / Products

 Production:
     ELSET(R) Virtual Set
     Work Station Disk ("WSD(R)") 2Xtreme(TM) Computer Graphics Digital Disk Recorder
 Post Production:
     Editing:
         Digital Video Editors:
             Axial(R) 3000 on-line editor
             Sphere non-linear editor
         Digital Disk Recorders:
             Accom Professional Recorder ("APR(TM)") Attache(TM)
         Digital Switcher:
             8150 switcher
 Distribution:
     Axess(TM) Digital News Graphic and Clip Server
     Dveous and Brutus digital video effects systems
--------------------------------------------------------------------------------


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

         Software development costs are recorded in accordance with Statement of Financial Accounting Standards No. 86. To date, the Company has expensed all of its internal software development costs, as costs incurred subsequent to the establishment of technical feasibility for each product have not been significant.

Results of Operations

Three Months Ended December 31, 1998 vs. Three Months Ended December 31, 1997

         The following table presents the Company's  Consolidated  Statements of
Operations (dollar amounts in thousands) for the three months ended December 31,
1998 and December 31, 1997:
                                                                           For Three      For Three
                                                                             Months         Months
                                                                             Ending         Ending         Increase (Decrease)
                                                                          December 31,   December 31,     ------------------------
                                                                              1998           1997         Amount          Percent
                                                                             -------        -------       -------         --------
                                                                                          (unaudited)
Net sales                                                                    $ 3,363        $ 4,133       $  (770)         (18.6)%
Cost of sales                                                                  1,974          1,746           228           13.1%
                                                                             -------        -------       -------         --------
Gross profit                                                                   1,389          2,387          (998)         (41.8)%
                                                                             -------        -------       -------         --------
Operating expenses:
  Research and development                                                     1,210            784           426           54.3%
  Marketing and sales                                                          1,163          1,214           (51)          (4.2)%
  General and administrative                                                     703            299           404          135.1%
  Charge for acquired in-process technology                                    2,195           --           2,195          N/A
                                                                             -------        -------       -------         --------
  Total operating expenses                                                     5,271          2,297         2,974          129.5%
                                                                             -------        -------       -------         --------
Operating income (loss)                                                       (3,882)            90        (3,972)        (4,413.3)%
Interest and other income (expense), net                                         (13)            53           (66)          (124.5)%
                                                                             -------        -------       -------         --------
Income (loss) before provision for income taxes                               (3,895)           143        (4,038)        (2,823.8)%
Provision for income taxes                                                         1              1          --             --
                                                                             -------        -------       -------         --------
Net income (loss)                                                            $(3,896)       $   142       $(4,038)        (2,823.8)%
                                                                             =======        =======       =======         =========

         The following table presents the Company's  Consolidated  Statements of
Operations as a percentage of net sales for the three months ended  December 31,
1998 and December 31, 1997:
                                                                                                For the      For the
                                                                                                 Three        Three
                                                                                                 Months       Months
                                                                                                 Ending       Ending
                                                                                               December 31, December 31,  Increase
                                                                                                   1998         1997      (Decrease)
                                                                                                  -----         -----        -----
                                                                                                            (unaudited)
Net sales                                                                                         100.0%        100.0%        --
Cost of sales                                                                                      58.7%         42.2%        16.5%
                                                                                                  -----         -----        -----
  Gross margin                                                                                     41.3%         57.8%       (16.5)%
                                                                                                  -----         -----        -----
Operating expenses:
     Research and development                                                                      36.0%         19.0%        17.0%
     Marketing and sales                                                                           34.6%         29.4%         5.2%
     General and administrative                                                                    20.9%          7.2%        13.7%
     Charge for acquired in-process technology                                                     65.2%          --          65.2%
                                                                                                  -----         -----        -----
     Total operating expenses                                                                     156.7%         55.6%       101.1%
                                                                                                  -----         -----        -----
Operating income (loss)                                                                          (115.4)%         2.2%      (117.6)%
Interest and other income (loss), net                                                              (0.4)%         1.3%        (1.7)%
                                                                                                  -----         -----        -----
Income (loss) before provision for income taxes                                                  (115.8)%         3.5%      (119.3)%
Provision for income taxes                                                                         --            --           --
                                                                                                  =====         =====        =====
Net income (loss)                                                                                (115.8)%         3.5%      (119.3)%
                                                                                                  =====         =====        =====

         The following is a discussion comparing the results of operations for the three months ending December 31, 1998, and December 31, 1997:

         Net sales. The decrease in net sales during the three months ended December 31, 1998, from levels for the three months ended December 31, 1997, was primarily due to decreased sales in the production and distribution marketplaces partially offset by increased sales in the post production marketplace.

         International sales in the three months ended December 31, 1998 and 1997, represented 45% and 49% of net sales, respectively, as export sales to Europe decreased, as a percentage of total sales, to 17% from 31% and export sales to the Pacific Rim increased, as a percentage of total sales, from 16% to 21%.

         The following table presents net sales dollar volumes by market and related percentages of total net sales (dollar amounts in thousands) for the three months ended December 31, 1998 and 1997:


                       For the Three Months Ending   For the Three Months Ending
                            December 31, 1998              December 31, 1997
                          --------------------            --------------------
        Market            Amount       Percent            Amount       Percent
        ------            ------       -------            ------       -------
Production                $1,113         33.1%            $2,389         57.8%
Post Production            1,493         44.4%             1,040         25.2%
Distribution                 424         12.6%               631         15.3%
Other                        333          9.9%                73          1.7%
                          ------        -----              ------        -----
                          $3,363        100.0%            $4,133        100.0%
                          ======        =====              ======        =====


         Cost of sales. Cost of sales, as a percentage of sales, for the three months ended December 31, 1998, increased from levels for the same period in 1997 due to lower overall sales, the absence in 1998 of higher margin ELSET software sales, and added overhead created by the acquisition of Scitex Digital Video in December, 1998.

         Research and development. The increase in research and development expenses in the three months ended December 31, 1998, from levels for the same period in 1997 was due to increases in headcount resulting from the acquisition of Scitex Digital Video, increased material and consulting expenses relating to specific development projects, and expenses relating to consolidating facilities.

         Marketing and sales. The decrease in marketing and sales expenses in the three months ended December 31, 1998, from levels for the same period in 1997 was due primarily to decreases in sales commissions and trade show expenses partially offset by increases in headcount resulting from the acquisition of Scitex Digital Video and the consolidation of facilities.

         General and administrative. The increase in general and administrative expenses in the three months ended December 31, 1998, from levels for the same period in 1997 was due primarily to increases in travel expenses, professional fees, bad debt expense, amortization of goodwill, and facilities costs.

         Interest and other income, net. The decrease in interest and other income, net, during the three months ended December 31, 1998, as compared to the three months ended December 31, 1997, was primarily due to reduced levels of interest-paying investments as well as an increase in debt taken on to fund the acquisition of the SDV assets and business.

         Provision for income taxes. In the three months ended December 31, 1998, the provision for income taxes represents an estimate of the current foreign tax liability. No benefit related to U.S. losses incurred in the three months ended December 31, 1998, has been recognized by the Company due to the inability to carryback net operating losses and a lack of earnings history. The deferred tax asset on the balance sheet has been fully offset by a valuation allowance. In the three months ended December 31, 1997, the provision for income taxes represented an estimate of the foreign tax liability. No provision related to U.S. income in the three months ended December 31, 1997 had been recognized by the Company due to the expected loss for the fiscal year ended Setpember 30, 1997.

Twelve months ended  September  30, 1998 vs.  Twelve months ended  September 30,
1997


         The following table presents the Company's Consolidated Statements of Operations for the twelve months ended September 30, 1998 and 1997 (dollar amounts in thousands, except per share data):

                                                                                                            Increase (Decrease)
                                                                                                          ------------------------
                                                                      1998               1997              Amount         Percent
                                                                    --------           --------           --------        --------
Net sales                                                           $ 12,617           $ 17,627           $ (5,010)         (28.4)%
Cost of sales                                                          6,178             11,034             (4,856)         (44.0)%
                                                                    --------           --------           --------          -----
Gross profit                                                           6,439              6,593               (154)          (2.3)%
                                                                    --------           --------           --------          -----
Operating expenses:
  Research and development                                             3,295              3,344                (49)          (1.5)%
  Marketing and sales                                                  4,967              5,981             (1,014)         (17.0)%
  General and administrative                                           1,219              1,925               (706)         (36.7)%
                                                                    --------           --------           --------          -----
  Total operating expenses                                             9,481             11,250             (1,769)         (15.7)%
                                                                    --------           --------           --------          -----
Operating loss                                                        (3,042)            (4,657)            (1,615)         (34.7)%
Interest and other income (expense), net                                 180                176                  4            2.3%
                                                                    --------           --------           --------          -----
Loss before provision for income taxes                                (2,862)            (4,481)             1,619           36.1%
Provision for  income taxes                                               19                  9                 10          111.1%
                                                                    --------           --------           --------          -----
Net loss                                                            $ (2,881)          $ (4,490)          $  1,609           35.8%
                                                                    ========           ========           ========          =====
Basic and diluted net loss per share                                $  (0.43)          $  (0.68)          $   0.25           36.8%
                                                                    ========           ========           ========          =====

         Note: In the twelve months ended September 30, 1997, charges of $4.0 million pretax were incurred to streamline operations and provide valuation reserves against inventories, receivables and fixed assets.

         The following table presents the Company's Consolidated Statements of Operations as a percentage of net sales for the twelve months ended September 30, 1998 and 1997:

                                                                       Increase
                                                   1998        1997   (Decrease)
                                                  -----       -----   ----------
Net sales                                         100.0%      100.0%       0.0%
Cost of sales                                      49.0%       62.6%     (13.6)%
                                                  -----       -----       ----
  Gross profit                                     51.0%       37.4%      13.6%
                                                  -----       -----       ----
Operating expenses:
     Research and development                      26.1%       19.0%       7.1%
     Marketing and sales                           39.3%       33.9%       5.4%
     General and administrative                     9.7%       10.9%      (1.2)%
                                                  -----       -----       ----
     Total operating expenses                      75.1%       63.8%      11.3%
                                                  -----       -----       ----
Operating loss                                    (24.1)%     (26.4)%      2.3%
Interest and other income (loss), net               1.4%        1.0%       0.4%
                                                  -----       -----       ----
Loss before provision for income taxes            (22.7)%     (25.4)%      2.7%
Provision for income taxes                          0.1%        0.1%       --
                                                  -----       -----       ----
Net loss                                          (22.8)%     (25.5)%      2.7%
                                                  =====       =====       ====


         Note: In the twelve months ended September 30, 1997, charges of $4.0 million pretax were incurred to streamline operations and provide valuation reserves against inventories, receivables and fixed assets.

         The following is a discussion comparing the results of operations for the twelve months ended September 30, 1998 and 1997:

         Net sales. The decrease in net sales during the twelve months ended September 30, 1998, from levels for the same period in 1997 was primarily due to decreased sales in the video post production, video broadcasting and computer graphics production marketplaces.

         International sales in the twelve months ended September 30, 1998 and 1997, represented 45% and 42% of net sales, respectively, as export sales to Europe increased, as a percentage of total sales, to 19% from 10% and export sales to the Pacific Rim decreased, as a percentage of total sales, from 27% to 22%.

         The following table presents net sales dollar volumes by market and related percentages of total net sales (dollar amounts in thousands) for the twelve months ended September 30, 1998 and 1997:


                                         1998                        1997
                                 --------------------       --------------------
        Market                   Amount       Percent       Amount       Percent
        ------                   ------       -------       ------       -------
Production                       $ 6,551        51.9%        8,259     $   46.9%
Post Production                    3,593        28.5%        6,534         37.1%
Distribution                       1,847        14.6%        2,408         13.7%
Other                                626         5.0%          426          2.4%
                                 -------       -----       -------       ------
                                 $12,617       100.0%      $17,627        100.0%
                                 =======       =====       =======       ======


         Cost of sales. Cost of sales in the twelve months ended September 30, 1998, decreased from levels for the same period in 1997 due to the 1997 results including a special charge of $2.5 million for increasing inventory reserves and due to the lower level of sales in 1998.

         Research and development. The decrease in research and development expenses from levels for the twelve months ended September 30, 1997 was primarily a result of decreases in headcount, bonuses earned, and depreciation.

         Marketing and sales. The decrease in marketing and sales expenses from levels for the twelve months ended September 30, 1997, was due to the 1997 results including a special charge of $0.8 million for streamlining operations and providing reserves against fixed assets and due to decreases in commissions partially offset by increases in expenses relating to advertising, trade shows, and the marketing of virtual sets.

         General and administrative. The decrease in general and administrative expenses from levels for the twelve months ended September 30, 1997, was due to the 1997 results including a special charge of $0.7 million for streamlining operations and providing reserves against receivables and due to reduced expenses for professional services.

         Interest and other income, net. The increase in interest and other income, net, during the twelve months ended September 30, 1998, was primarily due to reduced levels of debt.

         Provision for income taxes. For the twelve months ended September 30, 1998, the provision for income taxes represents an estimate of the current foreign tax liability. No benefit related to U.S. losses incurred in those twelve months has been recognized by the Company due to the inability to carryback net operating losses and a lack of earnings history. The deferred tax asset on the balance sheet has been fully offset by a valuation allowance. For the twelve months ended September 30, 1997, no further net operating loss carrybacks were available and the Company was in a net operating loss carryforward position.

         Net loss. As a result of the factors noted above, the net loss decreased in the twelve months ended September 30, 1998, from the net loss in the twelve months ended September 30, 1997.

Twelve months ended  September  30, 1997 vs.  Twelve months ended  September 30,
1996

         The following table presents the Company's  Consolidated  Statements of
Operations  (dollar amounts in thousands,  except per share data) for the twelve months ended September 30, 1997 and 1996:
                                                                                                           Increase (Decrease)
                                                                                                          ------------------------
                                                                            1997            1996           Amount          Percent
                                                                          --------        --------        --------         -------
Net sales                                                                 $ 17,627        $ 21,408        $ (3,781)         (17.7)%
Cost of sales                                                               11,034          11,010              24            0.2%
                                                                          --------        --------        --------          -----
Gross profit                                                                 6,593          10,398          (3,805)         (36.6)%
                                                                          --------        --------        --------          -----
Operating expenses:
  Research and development                                                   3,344           3,926            (582)         (14.8)%
  Marketing and sales                                                        5,981           7,356          (1,375)         (18.7)%
  General and administrative                                                 1,925           1,487             438           29.5%
  Credit for acquired in-process technology                                   --              (750)            750          100.0%
                                                                          --------        --------        --------          -----
  Total operating expenses                                                  11,250          12,019            (769)          (6.4)%
                                                                          --------        --------        --------          -----
Operating loss                                                              (4,657)         (1,621)         (3,036)         187.3%
Interest and other income (expense), net                                       176             209             (33)         (15.8)%
                                                                          --------        --------        --------          -----
Loss before provision for (benefit from) income taxes                       (4,481)         (1,412)         (3,069)        (217.4)%
Provision for (benefit from) income taxes                                        9            (496)            505         (101.8)%
                                                                          --------        --------        --------          -----
Net loss                                                                  $ (4,490)       $   (916)       $ (3,574)        (390.2)%
                                                                          ========        ========        ========         ======
Basic and diluted net loss per share                                      $  (0.68)       $  (0.14)       $  (0.54)        (385.7)%
                                                                          ========        ========        ========         ======

         Note: In the twelve months ended September 30, 1997, charges of $4.0 million pretax were incurred to streamline operations and provide valuation reserves against inventories, receivables and fixed assets. In the twelve months ended September 30, 1996, a $1.2 million pretax charge to write down demonstration inventory was offset by $0.8 million pretax reversal of acquired in process technology charges.

         The following table presents the Company's  Consolidated  Statements of
Operations as a percentage  of net sales for the twelve  months ended  September
30, 1997 and 1996:
                                                                                                                          Increase
                                                                                      1997               1996             (Decrease)
                                                                                      ----               ----             ----------
Net sales                                                                            100.0%              100.0%               0.0%
Cost of sales                                                                         62.6%               51.4%              11.2%
                                                                                     -----               -----               ----
Gross profit                                                                          37.4%               48.6%             (11.2)%
                                                                                     -----               -----               ----
Operating expenses:
     Research and development                                                         19.0%               18.3%               0.6%
     Marketing and sales                                                              33.9%               34.4%              (0.4)%
     General and administrative                                                       10.9%                6.9%               4.0%
     Credit for acquired in-process technology                                         --                 (3.5)%             (3.5)%
                                                                                     -----               -----               ----
     Total operating expenses                                                         63.8%               56.1%               7.7%
                                                                                     -----               -----               ----
Operating loss                                                                       (26.4)%              (7.6)%            (18.8)%
Interest and other income (expense), net                                               1.0%                1.0%               --
                                                                                     -----               -----               ----
Loss before (benefit from) income taxes                                              (25.4)%              (6.6)%            (18.8)%
Provision for (benefit from) income taxes                                              0.1%               (2.3)%              2.4%
                                                                                     =====               =====               ====
Net loss                                                                             (25.5)%              (4.3)%            (21.2)%
                                                                                     =====               =====               ====

         Note: In the twelve months ended September 30, 1997, charges of $4.0 million pretax were incurred to streamline operations and provide valuation reserves against inventories, receivables and fixed assets. In the twelve months ended September 30, 1996, a $1.2 million pretax charge to write down demonstration inventory was offset by $0.8 million pretax reversal of acquired in process technology charges.

         The following is a discussion comparing the results of operations for the twelve months ended September 30, 1997 and 1996:

         Net sales. The decrease in net sales during the twelve months ended September 30, 1997 from levels for the same period in 1996 was primarily due to decreased sales in the video post production marketplace. That decrease was partially offset by increased sales in the video broadcasting and computer graphics production and post production marketplaces.

         International sales in the twelve months ended September 30, 1997 and 1996, represented 42% and 38% of net sales, respectively, as export sales to Europe decreased to 10% from 14%, respectively, and export sales to the Pacific Rim increased to 27% from 19%.

         The following table presents net sales dollar volumes by market and related percentages of total net sales (dollar amounts in thousands) for the twelve months ended September 30, 1997 and 1996:

                                       1997                         1996
                                --------------------        -------------------
            Market              Amount       Percent        Amount      Percent
            ------              ------       -------        ------      -------
Production                     $ 8,259         46.9%       $ 7,806         36.5%
Post Production                  6,534         37.1%        11,608         54.2%
Distribution                     2,408         13.7%         1,681          7.9%
Other                              426          2.4%           313          1.5%
                               -------        -----        -------        -----
                               $17,627        100.0%       $21,408        100.0%
                               =======        =====        =======        =====


         Cost of sales. Cost of sales, as a percentage of sales, increased in the twelve months ended September 30, 1997, over levels for the same period in 1996 due to the special charge incurred in 1997 for increasing inventory reserves.

         Research and development. The decrease in research and development expenses for the twelve months ended September 30, 1997, was primarily a result of decreases in headcount and related overhead expenses after the Company's streamlining of operations.

         Marketing and sales. The decrease in marketing and sales expenses for the twelve months ended September 30, 1997, was primarily due to decreases in headcount, demonstration equipment refurbishment costs, and trade show and promotion expenses after the Company's streamlining of operations.

         General and administrative. General and administrative expenses in the twelve months ended September 30, 1997, increased over levels for the same period  in 1996 due to the 1997  results  including  a  special  charge  of $0.7 million for streamlining operations and providing for reserves against receivables partially offset by a decrease in headcount after the Company's streamlining of operations.

         Interest and other income, net. The decrease in interest and other income, net during the twelve months ended September 30, 1997, was primarily due to reduced average interest bearing cash and cash equivalent balances.

         Provision for (benefit from) income taxes. For the twelve months ended September 30, 1997, the benefit from income taxes was due to the Company's ability to carry back federal and state net operating losses to prior periods. For the twelve months ended September 30, 1997, no further net operating loss carrybacks were available and the Company was in a net operating loss carryforward position.

         Net loss. As a result of the factors noted above, the net loss increased in the twelve months ended September 30, 1997, from levels for the same period in 1996.

Liquidity and Capital Resources

         Since inception, the Company has financed its operations and expenditures for property and equipment through the issuance of capital stock, borrowings under a bank line of credit and term loans. On September 29, 1995, the Company completed its initial public offering and received approximately $17.8 million in net proceeds. On September 29, 1995, it completed the acquisition of the shares of ELSET GmbH it did not already own for approximately $7.6 million.

         As of December 31, 1998, the Company had $1.1 million of restricted cash. Operating activities provided $376,000 in net cash in the three months ended December 31, 1998, and provided $655,000 in net cash in the three months ended December 31, 1997. Net cash provided by operating activities in the three months ended December 31, 1998, was due primarily to decreases in accounts receivable and inventories partially offset by the net loss. Additional net cash was used in investing activities for the acquisition of Scitex Digital Video while additional net cash was provided in financing activities resulting from increases in notes payable and an increase in common stock. Net cash provided by operating activities in the three months ended December 31, 1997, was due primarily to income tax refunds and increases in accounts payable and accrued liabilities partially offset by increases in accounts receivable and inventories. In addition, net cash was used in investing activities for the acquisition of property and equipment.

         On December 10, 1998, the Company signed an agreement with LaSalle Business Credit, Inc., a member of the ABN AMRO group, for a $7.5 million revolving line of credit. The agreement was amended on March 11, 1999. The credit line is secured by all the assets of the Company. The availability under this line is primarily calculated based on eligible accounts receivable and inventory. Borrowings under the line are subject to certain financial covenants and, as of December 31, 1998, the Company was in compliance with these covenants. As of December 31, 1998, the Company had an outstanding balance borrowed under the line of $3.9 million.

         On March 12, 1999, the Company completed a private placement of $3.5 million in senior subordinated convertible notes with a group of investors. The notes have a coupon rate of 6% per year, mature in 2004, and are convertible into shares of Accom common stock at a price of $1.30 per share. Proceeds from the private placement were used to partially repay the revolving line of credit.

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


Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         Interest Rate Risk.

         The Company's exposure to interest risk relates primarily to the Company's short and long-term debt.

         The interest rate on certain of the Company's debt is tied to market interest rates which fluctuate with market changes. The interest rate on the revolving loan with LaSalle Business Credit is equal to the Prime Rate plus 125 basis points. The interest rate on a $750,000 note payable to Scitex Digital Video is equal to the Merrill

Lynch Money Market Rate. As the Prime Rate or Merrill Lynch Money Market Rate fluctuate, the interest expense incurred by the Company on the aforementioned debt will fluctuate. If the Prime Rate and the Merrill Lynch Money Market Rate both increased by 100 basis points, the additional, annual interest expense incurred by the Company would be $48,000 (based on debt balances at December 31, 1998).

         The Company does not currently hold interest bearing investments which would be affected by interest rate fluctuations.


Item 8. Financial Statements and Supplementary Data

         See Item 14(a) for an index to the consolidated financial statements and supplementary financial information that are attached hereto.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.


                                    PART III

         Certain information required by Part III is omitted from this report and will be filed as an amendment to this Form 10-K not later than 120 days after the end of the Transition Period covered by this Form 10-K.


Item 10. Directors and Executive Officers of the Registrant

         Information with respect to directors of the Company will be filed as an amendment to this Form 10-K not later than 120 days after the end of the Transition Period covered by this Form 10-K.

         Information as to the Company's executive officers appears at the end of Part I of this report.

         Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 will be filed as an amendment to this Form 10-K not later than 120 days after the end of the Transition Period covered by this Form 10-K.


Item 11. Executive Compensation

         Information   with  respect  to  executive   compensation  and  related
information will be filed as an amendment to this Form 10-K not later than 120 days after the end of the Transition Period covered by this Form 10-K.


Item 12. Security Ownership of Certain Beneficial Owners and Management

         Information with respect to security ownership of certain beneficial owners and management will be filed as an amendment to this Form 10-K not later than 120 days after the end of the Transition Period covered by this Form 10-K.


Item 13. Certain Relationships and Related Transactions

         Information   with  respect  to  certain   relationships   and  related
transactions will be filed as an amendment to this Form 10-K not later than 120 days after the end of the Transition Period covered by this Form 10-K.

                                     Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      The following documents are filed as part of this Report:

         (1) Financial Statements and Report of Ernst & Young LLP, Independent Auditors

                  Report of Ernst & Young LLP, Independent Auditors.

                  Consolidated Balance Sheets as of December 31, 1998 and September 30, 1998 and 1997.

                  Consolidated Statements of Operations - For the three months ended December 31, 1998 and 1997 and for the Fiscal Years ended September 30, 1998, 1997 and 1996.

                  Consolidated Statement of Shareholders' Equity - For the three months ended December 31, 1998 and for the Fiscal Years ended September 30, 1998, 1997 and 1996.

                  Consolidated Statements of Cash Flows - For the three months ended December 31, 1998 and 1997 and for the Fiscal Years ended September 30, 1998, 1997 and 1996.

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
                   4.5.
  4.2(1)           Specimen Common Stock Certificate.

  4.3(3)           Preferred Shares Rights Agreement,  dated as of September 13,
                   1996,   between   the  Company   and  U.S.   Stock   Transfer
                   Corporation,  including the  Certificate  of  Designation  of
                   Rights,  Preferences and Privileges of Series A Participating
                   Preferred  Stock,  the  form of  Rights  Certificate  and the
                   Summary of Rights  attached  thereto as  Exhibits A, B and C, respectively.
  4.4(4)           Amendment No. 1 to Preferred Shares Rights  Agreement,  dated as of July 14,  1998,  between  the  Company  and U.S.  Stock
                   Transfer Corporation.
  4.5(5)           Amendment No. 2 to Preferred Shares Rights  Agreement,  dated as of December 10, 1998,  between the Company and U.S.  Stock
                   Transfer Corporation.
  4.5(6)           Amendment No. 3 to Preferred Shares Right Agreement, dated as of March 12, 1999 between the Company and U.S. Stock Transfer
                   Corporation.
 10.1(7)           Lease  Extension  dated October 25, 1996 by and between Menlo
                   Business Park and Partician Associates, Inc. and the Company.
 10.2(8)           1997  Non-Executive  Stock  Option  Plan and  Form of  Option
                   Agreement.
 10.3(1)*          1995  Stock  Option/Stock  Issuance  Plan and Form of  Option
                   Agreement.
 10.4(9)           Asset Purchase  Agreement,  dated as of December 10, 1998, by and among the Company,  Scitex  Digital Video,  Inc.,  Scitex
                   Digital  Video  (Europe),  Inc.,  Scitex  Digital Video (Asia
                   Pacific),   Inc.,   Scitex   Development   Corp.  and  Scitex
                   Corporation Ltd.
 10.5(10)          Loan and Security Agreement, dated December 10, 1998, between the Company and LaSalle Business Credit, Inc.
 10.5.1(11)        First Amendment to Loan and Security  Agreement,  dated March
                   11, 1999,  between the Company and LaSalle  Business  Credit,
                   Inc.
 10.6(12)          Restricted   Stock   Purchase   Agreement  and   Non-Recourse
                   Promissory Note, each dated December 4, 1998, between Phillip
                   Bennett and the Company.
 10.7(12)          Restricted   Stock   Purchase   Agreement  and   Non-Recourse
                   Promissory Note, each dated December 7, 1998,  between Lionel
                   M. Allan and the Company.
 10.8(12)          Restricted  Stock  Purchase,  dated  December 7, 1998,  among
                   David A.  Lahar,  EOS  Capital  Profit  Sharing  Plan and the
                   Company;  Non-Recourse  Promissory  Note,  EOS Capital Profit
                   Sharing Plan of David A. Lahar in favor of the Company.
 10.9(12)          Stock Purchase  Agreement,  dated December 10, 1998,  between
                   Michael Luckwell and the Company.
 10.10(12)         Investor's Rights Agreement, dated December 10, 1998, between
                   Michael Luckwell and the Company.
 10.11(11)         Note Purchase  Agreement,  dated as of March 12, 1999,  among the  Company,  American  Bankers  Insurance  Group,  Inc. and
                   certain other parties.
 10.12(11)         Form of 6% Senior Subordinated Convertible Notes due 2004.
 10.13(11)         Investor Rights Agreement,  dated as of March 12, 1999, among the Company, American Bankers Insurance Group, Inc. and certain other parties.
 21.1              Subsidiaries of the Company
 23.1              Consent of Ernst & Young LLP, Independent Auditors.
 24.1              Power  of  Attorney  (reference  is  made  to page 38 of this
                   Report).
 27.1              Financial Data Schedule.

 (1) Incorporated by reference to exhibits filed in response to Item 16(a), "Exhibits," of the Registrant's Registration Statement on Form S-1 and Amendment No. 1, Amendment No. 2 and Amendment No. 3 thereto (File No. 33-95728), which became effective on September 26, 1995.
 (2) Incorporated by reference from an exhibit filed with the Company's Annual Report on 10-K for the fiscal year ended September 30, 1995 (File No. 0-26620).
 (3) Incorporated by reference from an exhibit filed with the Company's Registration Statement on Form 8-A (File No. 0-26620) to register Preferred Share Purchase Rights under the Company's stockholder rights plan, adopted by the Company's board of directors on September 3, 1996.
 (4)     Incorporated  by  reference  from an exhibit  filed with the  Company's
         Amendment No. 1 to Registration Statement on Form 8-A/A (File No. 0-26620), filed on September 21, 1998.
 (5)     Incorporated  by  reference  from an exhibit  filed with the  Company's
         Amendment No. 2 to Registration Statement on Form 8-A/A (File No. 0-26620), filed on December 23, 1998.
 (6)     Incorporated  by  reference  from an exhibit  filed with the  Company's
         Amendment No. 2 to Registration Statement on Form 8-A/A (File No. 0-26620), filed on March 26, 1999.
 (7) Incorporated by reference from an exhibit filed with the Company's Annual Report on 10-K for the fiscal year ended September 30, 1997 (File No. 0-26620).
 (8) Incorporated by reference from an exhibit filed with the Company's Registration Statement on Form S-8 (File No. 333-23635), filed on March 20, 1997.
 (9) Incorporated by reference from an exhibit filed with the Company's Current Report on Form 8-K (File No. 0-26620), filed on December 23, 1998
(10) Incorporated by reference from an exhibit filed with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (File No. 0-26620).
(11) Incorporated by reference from an exhibit filed with the Company's Current Report on Form 8-K (File No. 0-26620), filed on March 26, 1999.
(12) Incorporated by reference from an exhibit filed with Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended September 30, 1998, filed on January 28, 1999 (File No. 0-26620).
*        Management Compensatory Plan


(b)      Reports on Form 8-K

         On December 23, 1998, the Company filed a Current Report on Form 8-K to report the Company's acquisition of the assets of Scitex Digital Video, Inc. ("Scitex") and certain of Scitex's affiliates as well as the details of the financing the Company obtained related to such acquisition, including a loan agreement and a sale of common stock. The Company did not file the audited historical financial statements of the acquired business and the pro forma financial statements of the combined businesses required to be filed as an amendment to the Form 8-K within 60 days after the original filing due date because the audited financial statements for SDV did not exist. The Company currently is in the process of arranging for the preparation of the audited financials of SDV and will file the financial statements required by such Form 8-K as soon as practicable after the audit is complete.

         On March 12, 1999, the Company issued Senior Subordinated Convertible Notes in the aggregate principal amount of $3,500,000 (the "Notes") to a group of six investors led by American Bankers Insurance Group, Inc. The Notes mature on March 12, 2004 and bear interest at the rate of 6% per annum, payable quarterly beginning on June 30, 1999. The Company used the proceeds from the issuance of the Notes for the repayment of indebtedness. The Notes are convertible into shares of the Company's common stock at any time at the option of the holders. The number of shares of the Company's common stock to be received upon conversion is calculated by dividing the outstanding principal amount of the Notes by a conversion price of $1.30, subject to certain adjustments.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Menlo Park, California on this 14th day of April, 1999.


                                                 ACCOM, INC.

                                                 By: /s/ JUNAID SHEIKH
                                                     ---------------------------
                                                          Junaid Sheikh
                                                     Chairman of the Board of
                                                     Directors, President and
                                                      Chief Executive Officer


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

                 Signature                                    Title                              Date
                 ---------                                    -----                              ----
             /s/ JUNAID SHEIKH               Chairman of the Board of Directors,            April 14, 1999
             -----------------               President and Chief Executive Officer
              (Junaid Sheikh)                (Principal Executive Officer)

          /s/ DONALD K. MCCAULEY             Senior Vice President and Chief                April 14, 1999
          ----------------------             Financial Officer (Principal Financial
           (Donald K. McCauley)              and Accounting Officer)

            /s/ LIONEL M. ALLAN              Director                                       April 14, 1999
            -------------------
             (Lionel M. Allan)

                                             Director                                       April 14, 1999
           ---------------------
            (Thomas E. Fanella)

            /s/ DAVID A. LAHAR               Director                                       April 14, 1999
            ------------------
             (David A. Lahar)

                                             Director                                       April 14, 1999
        --------------------------
         (Eugene M. Matalene, Jr.)

                                                             SCHEDULE II


                                                             ACCOM, INC.

                                                  VALUATION AND QUALIFYING ACCOUNTS
                                                   ALLOWANCE FOR DOUBTFUL ACCOUNTS
                                                           (In thousands)

                                                                Balance at      Charges to
                                                              Beginning of        Cost and                           Balance at
                                                                  Period          Expenses         Deductions**     End of Period
                                                                  ------          --------         ------------     -------------
Year ended September 30, 1996 .................................      221               67                65              223
Year ended September 30, 1997 .................................      223              256                78              401
Year ended September 30, 1998 .................................      401             --                 164              237
Three Months ended December 31, 1998 ..........................      237               29              --                266

**   All deductions represent write-offs of bad debt.

                                   Accom, Inc.
                        Consolidated Financial Statements
                           As of December 31, 1998 and
                           September 30, 1998 and 1997
                                       And
                     For the three months ended December 31,
                  1998 and 1997 and For the three fiscal years
                     ended September 30, 1998, 1997 and 1996
                       with Report of Independent Auditors

                                   Accom, Inc.
                        Consolidated Financial Statements
                           As of December 31, 1998 and
                           September 30, 1998 and 1997
                                       And
                     For the three months ended December 31,
                  1998 and 1997 and For the three fiscal years
                     ended September 30, 1998, 1997 and 1996
                       with Report of Independent Auditors




                                    Contents


Report of Ernst & Young LLP, Independent Auditors ......................... F-2

Consolidated Financial Statements:

         Consolidated Balance Sheets ...................................... F-3

         Consolidated Statements of Operations ............................ F-4

         Consolidated Statement of Stockholders' Equity ................... F-5

         Consolidated Statements of Cash Flows ............................ F-6

         Notes to Consolidated Financial Statements ....................... F-8

                Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders
Accom, Inc.

     We have audited the accompanying consolidated balance sheets of Accom, Inc. as of December 31, 1998 and September 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the three months ended December 31, 1998 and for each of the three fiscal years in the period ended September 30, 1998. Our audits also included the consolidated financial statement schedule listed in the Index at Item 14(a) in Form 10-K. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Accom, Inc. as of December 31, 1998 and September 30, 1998 and 1997, and the consolidated results of its operations and its cash flows for the three months ended December 31, 1998 and for each of the three fiscal years in the period ended September 30, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                                  Ernst & Young LLP

Palo Alto, California
February 23, 1999, except for Notes 3 and 12, as to which the date is April 14, 1999.

                                                             Accom, Inc.
                                                     Consolidated Balance Sheets
                                                (in thousands, except per share data)

                                                                                              As of           As of September 30,
                                                                                           December 31,     -----------------------
                                                                                              1998            1998           1997
                                                                                             --------       --------       --------
                                     Assets
Current assets:
   Cash and cash equivalents                                                                 $   --         $  3,231       $  5,317
   Accounts receivable, net of allowance for doubtful accounts of
     $266 as of December 31, 1998 and $237 and $401 as of
     September 30, 1998 and 1997, respectively                                                  3,578          1,903          3,123
   Inventories                                                                                  5,345          1,527            980
   Income tax refunds receivable                                                                 --             --              621
   Prepaid expenses and other current assets                                                      535            345            488
                                                                                             --------       --------       --------
         Total current assets                                                                   9,458          7,006         10,529
Property and equipment, net                                                                     3,299          1,038            967
Intangibles assets                                                                              3,247           --             --
Restricted cash                                                                                 1,132           --             --
Other assets                                                                                       77             49             49
                                                                                             --------       --------       --------
                                                                                             $ 17,213       $  8,093       $ 11,545
                                                                                             ========       ========       ========

           Liabilities and Stockholders' Equity
   Current liabilities:
   Bank borrowings-line of credit                                                            $  3,916       $   --         $   --
   Current portion of notes payable                                                               900           --               24
   Accounts payable                                                                             2,108          1,276          1,476
   Accrued liabilities                                                                          3,823            973          1,313
   Customer Deposits                                                                            1,285             37             25
   Deferred revenue                                                                                87             87            141
                                                                                             --------       --------       --------
         Total current liabilities                                                             12,119          2,373          2,979
Long-term portion of notes payable                                                              1,165           --             --

Commitments

Stockholders' equity:
   Preferred stock, $0.001 par value; 2,000 shares authorized;  no shares issued
     and outstanding                                                                             --             --             --
   Common stock, $0.001 par value, at amount paid in; 20,233
     shares  authorized as of December 31, 1998 and September 30, 1998 and 1997;
     10,121 shares issued and  outstanding as of December 31, 1998 and 6,671 and
     6,627 shares  issued and  outstanding  as of  September  30, 1998 and 1997, respectively
                                                                                               24,197         21,462         21,427
    Notes receivable from stockholders                                                           (630)          --             --
   Accumulated deficit                                                                        (19,638)       (15,742)       (12,861)
                                                                                             --------       --------       --------
     Total stockholders' equity                                                                 3,929          5,720          8,566
                                                                                             --------       --------       --------
                                                                                             $ 17,213       $  8,093       $ 11,545
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

                                                             Accom, Inc.
                                                Consolidated Statements of Operations
                                                (in thousands, except per share data)

                                                             Three Months Ended
                                                                  December 31,                Fiscal Years Ended September 30,
                                                            ------------------------       ----------------------------------------
                                                              1998            1997           1998            1997           1996
                                                            --------        --------       --------        --------        --------
                                                                          (Unaudited)
Sales                                                       $  3,363        $  4,133       $ 12,617        $ 17,627        $ 21,408

Cost of sales                                                  1,974           1,746          6,178          11,034          11,010
                                                            --------        --------       --------        --------        --------

  Gross profit                                                 1,389           2,387          6,439           6,593          10,398
                                                            --------        --------       --------        --------        --------

Operating expenses:
  Research and development                                     1,210             784          3,295           3,344           3,926
  Marketing and sales                                          1,163           1,214          4,967           5,981           7,356
  General and administrative                                     703             299          1,219           1,925           1,487
  Charge (credit) for acquired in-process
     technology                                                2,195            --             --              --              (750)
                                                            --------        --------       --------        --------        --------

  Total operating expenses                                     5,271           2,297          9,481          11,250          12,019
                                                            --------        --------       --------        --------        --------

Operating income (loss)                                       (3,882)             90         (3,042)         (4,657)         (1,621)

  Interest and other income, net                                 (13)             53            180             176             209
                                                            --------        --------       --------        --------        --------

Income (loss) before provision for
  (benefit from) income taxes                                 (3,895)            143         (2,862)         (4,481)         (1,412)

Provision for (benefit from) income taxes                          1               1             19               9            (496)
                                                            --------        --------       --------        --------        --------

Net income (loss)                                           $ (3,896)            142       $ (2,881)       $ (4,490)       $   (916)
                                                            ========        ========       ========        ========        ========

Basic  net income (loss) per share                          $  (0.52)       $   0.02       $  (0.43)       $  (0.68)       $  (0.14)
                                                            ========        ========       ========        ========        ========
Diluted net income (loss) per share                         $  (0.52)       $   0.02       $  (0.43)       $  (0.68)       $  (0.14)
                                                            ========        ========       ========        ========        ========

Shares used in computing basic net  income
  (loss) per share                                             7,552           6,638          6,662           6,587           6,439
                                                            ========        ========       ========        ========        ========
Shares used in computing diluted net
  income (loss) per share                                      7,552           7,034          6,662           6,587           6,439
                                                            ========        ========       ========        ========        ========

                       The accompanying notes are an integral part of these consolidated financial statements.

                                                             Accom, Inc.
                                           Consolidated Statement of Stockholders' Equity
                                                           (in thousands)

                                                                                          Notes                             Total
                                                             Common Stock               Receivable                          Stock-
                                                       -------------------------           From          Accumulated       Holders'
                                                        Shares           Amount        Stockholders        Deficit          Equity
                                                       --------         --------       ------------       --------         --------
Balances, September 30, 1995                              6,404         $ 21,134         $   --           $ (7,455)        $ 13,679
  Issuance of common stock
     upon exercise of stock
     options                                                 36               19             --               --                 19
  Issuance of common stock
     through Employee Stock
     Purchase Plan                                           53              170             --               --                170
  Net loss and comprehensive
     loss                                                  --               --               --               (916)            (916)
                                                       --------         --------         --------         --------         --------
Balances, September 30, 1996                              6,494           21,323             --             (8,371)          12,952
  Issuance of common stock
     upon exercise of stock
     options                                                104               58             --               --                 58
  Issuance of common stock
     through Employee Stock
     Purchase Plan                                           29               46             --               --                 46
  Net loss and comprehensive
     loss                                                  --               --               --             (4,490)          (4,490)
                                                       --------         --------         --------         --------         --------
Balances, September 30, 1997                              6,627           21,427             --            (12,861)           8,566
  Issuance of common stock
     upon exercise of stock
     options                                                 33               25             --               --                 25
  Issuance of common stock
     through Employee Stock
     Purchase Plan                                           15               14             --               --                 14
  Purchase of common stock by
     Company                                                 (4)              (4)            --               --                 (4)
  Net loss and comprehensive
     loss                                                  --               --               --             (2,881)          (2,881)
                                                       --------         --------         --------         --------         --------
Balances, September 30, 1998                              6,671           21,462             --            (15,742)           5,720
  Issuance of common stock
     through private sales
     for cash and notes receivable                        3,450            2,180             (630)            --              1,550
  Issuance of warrants for
     common stock                                          --                555             --               --                555
  Net loss and comprehensive
     loss                                                  --               --                              (3,896)          (3,896)
                                                       --------         --------         --------         --------         --------
Balances, December 31, 1998                              10,121         $ 24,197         $   (630)        $(19,638)        $  3,929
                                                       ========         ========         ========         ========         ========

                       The accompanying notes are an integral part of these consolidated financial statements.

                                                             Accom, Inc.
                                                Consolidated Statements of Cash Flows
                                                           (in thousands)

                                                                           Three Months               Fiscal Years Ended
                                                                         Ended December 31,                September 30,
                                                                        --------------------      ---------------------------------
                                                                          1998        1997         1998         1997         1996
                                                                        -------      -------      -------      -------      -------
                                                                                   (Unaudited)
                      Cash Flows From Operating Activities
Net income (loss)                                                       $(3,896)     $   142      $(2,881)     $(4,490)     $  (916)
Adjustments to reconcile net income (loss) to net cash provided by
     (used in) operating activities:
   Charge for acquired in-process technology                              2,195         --           --           --           (750)
   Depreciation and amortization                                            275          118          550          528          760
   Establishment of reserves against accounts
      receivable, inventories, and property and
      equipment, and accruals for streamlining
      operations                                                           --           --           --          3,995         --
   Changes in operating assets and liabilities, net of
       effects of  reserves to streamline operations:
     Accounts receivable                                                    950         (325)       1,219       (1,300)        (595)
     Inventories                                                            799         (309)        (547)       1,967         (711)
     Income tax refunds receivable                                         --            378          621         (426)        (145)
     Prepaid expenses and other current assets                               36          (97)         144          410         (357)
     Accounts payable                                                      (114)         570         (200)        (766)         303
     Accrued liabilities and customer deposits                              131          187         (327)        (611)      (1,524)
     Deferred revenue                                                      --             (9)         (54)        (387)         192
                                                                        -------      -------      -------      -------      -------
   Net cash provided by (used in) operating activities                      376          655       (1,475)       1,520       (3,743)
                                                                        -------      -------      -------      -------      -------

             Cash Flows From Investing Activities
Expenditures for property and equipment                                     (48)        (344)        (622)        (563)        (847)
Acquisition of Scitex Digital Video business                             (7,893)        --           --           --           --
Increase (decrease) in other assets                                        --           --           --             93          (88)
                                                                        -------      -------      -------      -------      -------
       Net cash used in investing activities                             (7,941)        (344)        (622)        (470)        (935)
                                                                        -------      -------      -------      -------      -------

             Cash Flows from Financing Activities
Borrowings and payments on line of credit, net                            3,916         --           --           --           --
Repayments on notes payable                                                --            (14)         (24)         (58)         (59)
Issuance of common stock                                                  1,550           26           39          104          189
Repurchase of common stock                                                 --           --             (4)        --           --
Restricted cash                                                          (1,132)        --           --           --           --
                                                                        -------      -------      -------      -------      -------
       Net cash provided by financing activities                          4,334           12           11           46          130
                                                                        -------      -------      -------      -------      -------

Net increase (decrease) in cash and cash equivalents                     (3,231)         323       (2,086)      (1,096)      (4,548)
Cash and cash equivalents at beginning of the period                      3,231        5,317        5,317        4,221        8,769
                                                                        -------      -------      -------      -------      -------
       Cash and cash equivalents at end of the period                   $  --        $ 5,640      $ 3,231      $ 5,317      $ 4,221
                                                                        =======      =======      =======      =======      =======


                                                             -Continued-

                       The accompanying notes are an integral part of these consolidated financial statements.

                                                             Accom, Inc.
                                          Consolidated Statements of Cash Flows (Continued)
                                                           (in thousands)

                                                                       Three Months Ended             Fiscal Years Ended
                                                                             December 31,                   September 30,
                                                                        --------------------       --------------------------------
                                                                         1998          1997         1998         1997         1996
                                                                        -------       ------       ------       -------       -----
                                                                                    (Unaudited)
                      Supplemental Disclosure of Cash Flow
                                   Information
Interest paid                                                           $    22       $    1       $    1       $     6       $  11
                                                                        =======       ======       ======       =======       =====

Income taxes paid                                                       $     1       $    1       $   17       $     2       $   2
                                                                        =======       ======       ======       =======       =====

Noncash investing and financing activities:
  Accrued acquisition costs                                             $  --           --           --            --         $(354)
                                                                        =======       ======       ======       =======       =====
  Accrued initial public offering costs                                    --           --           --            --         $(819)
                                                                        =======       ======       ======       =======       =====
  Issuance of common stock in exchange for notes
     receivable                                                         $   630         --           --            --          --
                                                                        =======       ======       ======       =======       =====
  Issuance of warrants as partial consideration for
     acquisition of Scitex Digital Video business                       $   555         --           --            --          --
                                                                        =======       ======       ======       =======       =====
  Issuance of notes payable as partial consideration
     for Scitex Digital Video business                                  $ 2,065         --           --            --          --
                                                                        =======       ======       ======       =======       =====

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

In conjunction  with the acquisition of Scitex Digital Video,  Inc. ("SDV") (see
Note 3), the Company  changed its fiscal year end from  September 30 to December
31. SDV had operated using a fiscal year ending December 31.

The Company incurred a net loss of $3.9 million loss in the three months ended December 31, 1998. The Company also incurred a net loss of $2.9 million, $4.5 million, and $916,000 in the twelve months ended September 30, 1998, 1997, and 1996, respectively. There can be no assurance that the Company will be profitable on a quarterly or annual basis in the future. Management believes, based on its current operating plan, and after considering the acquisition and financing executed in December 1998 (see note 3) and a private placement of securities completed in March 1999 (see note 12), that the Company will have sufficient financial resources to continue its operations through December 31, 1999. In the event that the Company's results from its operations do not attain management's plans, management will adjust the operating plan and delay or reduce the Company's expenditures and the scope of its operations so as not to require additional cash resources.

One customer accounted for 14%, 16% and 13% of net sales in the three months ended December 31, 1998, and in the twelve months ended September 30, 1998 and 1997, respectively. No customers accounted for 10% or more of net sales in the twelve months ended September 30, 1996. Export sales for three months ended December 31, 1998 and for the twelve months ended September 30, 1998, 1997, and 1996, were approximately 45%, 45%, 42%, and 38%, respectively. Export sales to Europe and the Pacific Rim as a percentage of total sales were 17% and 21%, respectively for the three months ended December 31, 1998, 19% and 22%, respectively for the twelve months ended September 30, 1998, 10% and 27%, respectively, for the twelve months ended September 30, 1997, and 14% and 19%, respectively, for the twelve months ended September 30, 1996.


2.  Summary of Significant Accounting Policies

Reclassifications

Certain amounts in the prior years' financial statements have been reclassified to conform with the presentation for the three months ended December 31, 1998.

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

Dependence on key suppliers: The Company purchases certain key components from single source suppliers. Any significant component supply delay or interruption could require the Company to qualify new sources of supply, if available, and could have a material adverse effect on the Company's financial condition and results of operations. In the ordinary course of business, the Company may be liable to purchase from such suppliers certain inventories in excess of normal operating requirements.

Dependence on distributors: Currently, a significant amount of the Company's revenues from product sales are derived from sales to distributors. Loss, termination or ineffectiveness of distributors to effectively promote the Company's products could have a material adverse effect on the Company's financial condition and results of operations.

Financial instruments: Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash investments, and accounts receivable. Other financial instruments include short term borrowing under a bank line of credit. The carrying amount of such financial instruments represent their fair value. The Company's cash investments generally consist of money market funds. All cash balances are pledged under the short term credit line with LaSalle Business Credit (See Note 7) and are subject to withdrawal restrictions.

                                   Accom, Inc.
                   Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market.

Software Development Costs

Product development costs include costs related to software products that are expensed as incurred until the technological feasibility of the product is established. After technological feasibility is established, any additional costs are capitalized in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed." Based on the Company's product development process, technological feasibility is established upon the completion of a working model. Costs incurred by the Company between the completion of the working model and the point at which the product is ready for general release have been insignificant. Therefore, through December 31, 1998, the Company has charged all such costs to research and development expense in the period incurred.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the assets' estimated useful lives, which generally ranges from three to five years.

The Company periodically evaluates the carrying value of long-lived assets to be held and used when events and circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less disposal costs.

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

                                   Accom, Inc.
                   Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

Certain of the Company's products include a significant software portion. Software revenues are recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant obligations with regard to implementation remain, the fee is fixed or determinable, and collection is probable. Services software revenues, primarily warranty, are deferred and recognized on a straight-line basis as services revenue over the life of the related agreement, which is typically one year. Effective October 1, 1998, the Company adopted Statement of Position ("SOP") 97-2, "Software Revenue Recognition" ("SOP 97-2"), and SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition" ("SOP 98-4"). SOP 97-2 and SOP 98-4 provide guidance for recognizing revenue on software transactions and superseded SOP 91-1. The adoption of SOP 97-2 and SOP 98-4 did not have a material impact on the Company's financial results.

In December, 1998, the American Institute of Certified Public Accountants issued SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" ("SOP 98-9"). SOP 98-9 amends SOP 98-4 to extend the deferral of the application of certain passages of SOP 97-2 provided by SOP 98-4 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. The Company has not yet determined the effect of the final adoption of SOP 98-9 on its financial condition or results of operations.

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

Intangible Assets

Intangible assets were acquired in the acquisition of the SDV business. Intangibles are being amortized on a straight line basis. The Company will regularly perform reviews to determine if the carrying value of the assets is

                                   Accom, Inc.
                   Notes to Consolidated Financial Statements

2.  Summary of Significant Accounting Policies (continued)

impaired. The reviews look for the existence of facts or circumstances, either internal or external, which indicate the carrying value of the asset cannot be recovered. No such impairment has been indicated to date. If there is impairment in the future, the Company will measure the amount of the loss based on undiscounted expected future cash flows from the impaired assets. The cash flow calculations would be based on management's best estimates, using appropriate assumptions and projections at the time. Intangible assets consist of the following:

                                                    Estimated
                                                      Useful        December 31,
                                                       Life             1998
                                                       ----             ----
                                                    (In years)    (In thousands)

               Core Technology                          8        $         869
               Developed technology                     5                1,732
               Other intangibles                      3-15                 692
                                                                    -----------
                                                                         3,293
               Less: Accumulated amortization                               46
                                                                    -----------
                                                                 $       3,247
                                                                    ===========


Acquired In-Process Technology

In-process technology acquired in an acquisition accounted for under the purchase method was expensed upon acquisition.

Income Taxes

The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Net Income (Loss) Per Share

Basic and diluted net income (loss) per share have been calculated using the weighted average common shares outstanding during the periods in accordance with Statements of Financial Accounting Standard No. 128 ("SFAS 128"), "Earnings Per Share," issued by

                                   Accom, Inc.
                   Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

the Financial Accounting Standards Board and the Securities and Exchange Commission Staff Accounting Bulletin No. 98 ("SAB 98").

The total number of shares related to outstanding options and warrants excluded from the calculations of diluted net loss per share were 12,000 for the three months ended December 31, 1998 and 77,000, 268,000, and 351,000 for the fiscal years ended September 30, 1998, 1997, and 1996, respectively.

The following  table sets forth the  computation of basic and diluted net income
(loss) (in thousands, except for per share amounts):

                                                           For the        For the
                                                        Three Months   Three Months    Fiscal Year     Fiscal Year     Fiscal Year
                                                            Ended          Ended          Ended           Ended           Ended
                                                         December 31    December 31,   September 30,  September 30,    September 30,
                                                            1998            1997           1998            1997            1996
                                                           -------         -------        -------         -------         -------
Net income (loss) ...................................      $(3,896)        $   142        $(2,881)        $(4,490)        $  (916)
                                                           =======         =======        =======         =======         =======
Shares used in computing basic
net income (loss) per share .........................        7,552           6,638          6,662           6,587           6,439
                                                           =======         =======        =======         =======         =======
Basic net income (loss) per share ...................      $ (0.52)        $  0.02        $ (0.43)        $ (0.68)        $ (0.14)
                                                           =======         =======        =======         =======         =======
Calculation of shares outstanding
for computing diluted net income
(loss) per share:

  Shares used in computing basic
  net income (loss) per share .......................        7,552           6,638          6,662           6,587           6,439

  Shares used to reflect the
  effect of the assumed
  conversion of:

       Employee stock options .......................         --               396           --              --              --
                                                           -------         -------        -------         -------         -------
Shares used in computing
fully-diluted net income (loss)
per share ...........................................        7,552           7,034          6,662           6,587           6,439
                                                           =======         =======        =======         =======         =======
Diluted net income (loss) per share .................      $ (0.52)        $  0.02        $ (0.43)        $ (0.68)        $ (0.14)
                                                           =======         =======        =======         =======         =======


Comprehensive Income

Effective October 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." There are no material components of other comprehensive income (loss) and, accordingly, the comprehensive income (loss) is the same as net income (loss) for all periods presented.

Segment Information

Effective October 1, 1998, the Company became subject to SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected

                                   Accom, Inc.
                   Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Polices (continued)

information about operating segments interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers.

Management  has  organized  the business in four market  sub-segments  under one
industry   segment   which   includes   activities   relating  to   development,
manufacturing  and marketing of digital  video  equipment.  The chief  operating decision maker relies primarily on revenue to assess market segment performance.
The following table presents revenues by market.
                             For the Three Months Ending      For the Years Ending
                             ---------------------------      --------------------
                                    December 31,                  September 30,
                                   --------------                 -------------
       Market                      1998      1997         1998        1997     1998
       ------                      ----      ----         ----        ----     ----
                                         (unaudited)
     Production                 $ 1,113   $ 2,389      $ 6,551     $ 8,259   $ 7,806
     Post Production              1,493     1,040        3,593       6,534    11,608
     Distribution                   424       631        1,847       2,408     1,681
     Other                          333        73          626         426       313
                                -------   -------      -------     -------   -------
                                $ 3,363   $ 4,133      $12,617     $17,626   $21,408
                                =======   =======      =======     =======   ========

Substantially all of the Company's assets are in the United States. All sales are accepted and approved in the United States.


Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3. Business Combinations

On December 10, 1998, the Company acquired substantially all of the assets of Scitex Digital Video, Inc., a Massachusetts corporation, Scitex Digital Video (Europe) Limited, a private company incorporated in England and Wales, and Scitex Digital Video (Asia Pacific), Inc., a California corporation (together "SDV"). In addition, the Company acquired certain intangible personal property of Scitex Corporation Ltd., an Israeli corporation, related to SDV's business. SDV developed, manufactured, marketed and sold digital video manipulation equipment and non-linear video workstations that are used throughout the professional video and multimedia industry.

The acquisition was accounted for under the purchase method of accounting. Accordingly, the assets and liabilities of the acquired business are included in the consolidated balance sheet as of December 31, 1998. The results of operations of SDV are included in the consolidated statement of operations from December 10, 1998.

                                   Accom, Inc.
                   Notes to Consolidated Financial Statements

3. Business Combinations (continued)

Under the terms of the agreement, the total purchase consideration included the following:

                                                                  (in thousands)

Cash payment                                                         $ 7,893
Fair value of Warrants (1)                                               555
Subordinated promissory notes (2)                                      2,065
Liabilities assumed                                                    3,324
Other transaction costs                                                1,589
                                                                     -------
                                                                     $15,426
                                                                     =======


(1) Warrants for 250,000 shares and 750,000 shares of the Company's common stock, at $1 and $3 per share, respectively, exercisable through the earlier of December 10, 2009, or a consummation of a corporate transaction in which 50% or more of the Company's voting power will be sold. In lieu of payment, the holder has an option to exchange his warrants (or any portion thereof) for shares of common stock equal to the value of the amount of the warrant being exchanged on the date of exchange (calculated based on the excess of the fair value of the share over the exercise price, divided by the fair value - and then multiplied by the applicable number of shares the warrant is exercisable into). If the Company's common stock were to trade for over 20 days at a price of 140% of the exercise price, the Company shall have the right to call the warrant for redemption at a price of $0.01 per share then outstanding.

(2)  Two  subordinated  promissory  notes of $750,000 and $1,315,000.  The first note is due in April, 2000. Principal is to be paid together with interest in arrears on the unpaid principal balance at a variable rate equal to the Merrill Lynch Money Market Rate. The second note consists of $900,000 due in 1999 and $415,000 due in 2000. Payments are to be made on a quarterly basis starting on March 31, 1999. Principal is to be paid together with interest in arrears on the unpaid principal balance at an annual rate of 10%, increasing by 1% at the beginning of every fiscal quarter starting with July 1, 1999.

In addition, during the first five years following the acquisition date, the Company is to pay scaled percentages of gross revenues and gross margin on revenues from a specific sale contract. As there is no assurance that revenues from the contract will be generated, no liability has been established for such payments.

                                   Accom, Inc.
                   Notes to Consolidated Financial Statements

3. Business Combinations (continued)

The purchase price was allocated based upon the estimated fair value of the assets acquired. The Purchase Price was allocated as follows (in thousands):

             Acquired core technology                              $    869
             Acquired developed technology                            1,732
             Acquired in-process technology                           2,195
             Acquired other identifiable intangible assets              692
             Tangible assets acquired                                 9,938
                                                                    --------
                                                                   $ 15,426
                                                                    ========


The Company allocated SDV's purchase price based on the relative fair value of the net tangible and intangible assets acquired. In performing this allocation, the Company considered, among other factors, the technology research and development projects in process at the date of acquisition. SDV's in-process research and development program consisted of the development of future digital editing and digital video effects products. At the date of the acquisition, SDV's research and development programs were approximately 52% completed and total continuing research and development commitments to complete the projects were expected to be approximately $3.3 million, and be successfully completed by early 2000. The value assigned to purchased in-process R&D was determined by estimating the costs to develop SDV's purchased in-process research and development into commercially viable products, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present value. The rates utilized to discount the net cash flows to their present value were based on the Company's weighted average cost of capital. A discount rate of 35% was used for valuing the in-process research and development and is intended to be commensurate with the Company's corporate maturity, the risks involved in R&D projects of this type, and the uncertainties in the economic estimates described above. Additionally, these projects will require maintenance expenditures when and if they reach a state of technological and commercial feasibility. Management believes the Company has positioned itself to complete the research and development program. However, there is risk associated with the completion of the project, which include the inherent difficulties and uncertainties in completing each project and thereby achieving technological feasibility and risks related to the impact of potential changes in future target markets and there is no assurance that the project will meet either technological or commercial success. Failure to complete the development of either the digital editing or the digital video effects projects in their entirety, or in a timely manner, could have a material adverse impact on the Company's financial condition and results of operations.

The estimates used by the Company in valuing in-process research and development were

                                   Accom, Inc.
                   Notes to Consolidated Financial Statements

3. Business Combinations (continued)

based upon assumptions the Company believes to be reasonable but which are inherently uncertain and unpredictable. The Company's assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur. Accordingly, actual results may vary from the projected results. Any such variance may result in a material adverse effect on the financial condition and results of operations of the Company.

Associated  risks  include  the  inherent   difficulties  and  uncertainties  in
completing each project and thereby achieving technological feasibility and risks related to the impact of potential changes in future target markets.

Financing

On December 10, 1998, the Company entered into a Loan and Security Agreement (the "Loan Agreement") with LaSalle Business Credit, Inc. The Company borrowed approximately $3,340,000 under the Loan Agreement which constituted a portion of the cash consideration for the SDV business.

Unaudited Proforma

The following summary unaudited pro forma information shows the proforma combined results of Accom and SDV for the three months ended December 31, 1998 and for the twelve months ended September 30, 1998, and 1997, as if the SDV acquisition had occurred on October 1, 1996 at the purchase price established in December, 1998. The proforma information has been prepared from unaudited information and is subject to change as a result of additional procedures that are currently being performed by management. Accordingly, the results are not necessarily indicative of those which would have occured had the acquisition actually been made on October 1, 1996 or of future operations of the combined companies. The pro forma results for 1997 combine with the Company's results for the twelve months ended September 30, 1997 with SDV's results for the twelve months ended December 31, 1997. The pro forma results for the twelve months ended September 30, 1998 combine the Company's results for the twelve months ended September 30, 1998 with SDV's results for the twelve months from October 1, 1997 through September 30, 1998. As a consequence of this presentation, SDV's results for the twelve months of October 1, 1997 through December 31, 1997 are included, in the results for both the twelve months ended September 30, 1998 and 1997. The following unaudited pro forma results include straight-line amortization of intangible assets:

                                                              Twelve months
                                       Three Months Ended        ended
                                        ------------------    -----------
                                          December 31,        September 30,
                                          ------------     ---------------------
(In Thousands, Except Per Share Data)        1998           1998        1997
                                             ----           ----        ----
Revenue                                      9,768          44,679       75,645
Net loss                                    (8,571)        (18,529)     (15,681)
Basic and diluted loss per share             (0.85)          (1.83)       (1.56)


The purchase price  allocation for SDV is tentative and may be adjusted based on
certain  factors,   including  the  value  received  for  certain   inventories.
Accordingly, the purchase price allocation may be adjusted during 1999.

4. Inventories

Inventories consist of the following:


                                                                    As of
                                                As of           September 30,
                                             December 31,    -------------------
                                                 1998         1998         1997
                                                ------       ------       ------
                                                        (In thousands)
Purchased parts and materials                   $2,399       $  256       $  225
Work-in-process                                    394          445          204
Finished goods                                     151          181          182
Demonstration inventory                          2,401          645          369
                                                ------       ------       ------
                                                $5,345       $1,527       $  980
                                                ======       ======       ======


5. Property and Equipment

Property and equipment consist of the following:

                                                                                                          As of September 30,
                                                                        As of December 31,          -------------------------------
                                                                               1998                  1998                   1997
                                                                             --------               --------               --------
                                                                                                (In thousands)
Machinery and equipment                                                      $  2,488               $  2,038               $  1,768
Furniture and fixtures                                                            505                    219                    207
Computer equipment                                                              1,661                  1,409                  1,070
Service inventory                                                               1,505                   --                     --
                                                                             --------               --------               --------
                                                                                6,159                  3,666                  3,045
Less: accumulated depreciation                                                 (2,860)                (2,628)                (2,078)
                                                                             --------               --------               --------
Net property and equipment                                                   $  3,299               $  1,038               $    967
                                                                             ========               ========               ========

                                   Accom, Inc.
                   Notes to Consolidated Financial Statements

6. Accrued Liabilities

Accrued liabilities consist of the following:


                                                                    As of
                                                   As of         September 30,
                                               December 31,   ------------------
                                                   1998        1998        1997
                                                  ------      ------      ------
                                                          (In thousands)
Accrued compensation                              $  167      $  150      $  228
Accrued outside sales commissions                    655         149          90
Accrued acquisition liabilities                    1,589         126         208
Accrued streamlining expenses                       --           305         379
Other                                              1,412         243         408
                                                  ------      ------      ------
                                                  $3,823      $  973     $ 1,313
                                                  ======      ======      ======


7. Bank Borrowings

On December 10, 1998, the Company entered into an agreement with LaSalle Business Credit, Inc. ("LBC") whereby LBC agreed to make revolving loans to the Company to a maximum of $7,500,000. The funds available at any time are determined by levels of eligible accounts receivable and by levels of certain inventory items. The Company's ability to borrow is based on compliance with certain financial covenants. At December 31, 1998, the Company had $3,916,00 in borrowings outstanding, due on December 10, 2001, and approximately $50,000 was available for additional borrowings.

The rate of interest charged on the loans is the bank's prime rate plus 1.25%. The term of the original agreement is three years and is renewable on a yearly basis thereafter. The loans are secured by all assets of the Company.

As part of its agreement with LBC, the Company agreed to turn all of its cash deposits over to LBC. As deposits are received by the Company, the funds are "swept" into bank accounts controlled by LBC. The deposits are used to reduce outstanding balances with LBC. To fund operations, the Company requests cash advances by LBC, the availability of which is determined by the factors discussed above.

To the extent that the Company does not fully utilize the credit facility, LBC charges an "unused line fee" which is equal to less than one percent per year of the "unused" amount.

                                   Accom, Inc.
                   Notes to Consolidated Financial Statements

8.  Commitments

Leasing Arrangements

The Company leases its primary office and manufacturing facility under an operating lease which expires in February, 2000. The Company leases another office under an operating lease which expires in April, 2004. Rent expense for the three months ended December 31, 1998 and for fiscal years 1998, 1997 and 1996 was approximately, $131,000, $465,000, $448,000 and $ 424,000, respectively.

Future minimum rental payments under noncancelable leases at December 31, 1998, are as follows (in thousands):

                    1999                     $     901
                    2000                           385
                    2001                           240
                    2002                           165
                    2003                           170
                    Thereafter                      57
                                             ---------
                    Total                    $   1,918
                                             =========


The Company is sublessor for a portion of its primary office and manufacturing facility. Sublease rental income for the three months ended December 31, 1998 and for fiscal 1998, 1997, and 1996 was approximately $ 27,000, $175,000, $84,000, and $0, respectively.


9. Stockholders' Equity

Stock Options

The 1995 Stock Option/Stock Issuance Plan (the "1995 Plan") increased the number of shares available for grant up to 2,000,000, inclusive of options granted under the predecessor plan, plus automatic annual increases in 1996, 1997 and 1998. Under the 1995 Plan, options may be granted and shares may be issued at a price not less than 85% of the fair value of the Company's common stock on date of grant.

During the 12 months ended September 30, 1997, the Company adopted the 1997 Non-Executive Stock Option Plan (the "1997 Plan"), under which options for up to 500,000 shares of common stock are available for grant to employees other than officers and directors at a price not less than 100% of the fair value of the Company's common stock on date of grant.

                                   Accom, Inc.
                   Notes to Consolidated Financial Statements

9.  Stockholders' Equity (continued)

Stock Options (continued)

Stock option activity is summarized below:

                                                            Shares                     Outstanding Options             Weighted
                                                           Available             --------------------------------       Average
                                                           for Grant             Number of            Price Per         Exercise
                                                          of Options              Shares                 Share            Price
                                                          ----------             ---------            -----------      -----------
Balances at September 30, 1995                             1,249,210               740,089            $0.48-$7.20
   Shares authorized                                          64,042                  --                   --
   Options granted                                        (1,530,703)            1,530,703            $1.88-$9.25
   Options exercised                                            --                 (36,364)           $0.48-$4.80        $   0.51
                                                                                                                         ========
   Options canceled                                        1,066,612            (1,066,612)           $0.48-$9.25
                                                          ----------             ---------            -----------
Balances at September 30, 1996                               849,161             1,167,816            $0.48-$5.88
   Shares authorized                                         565,689                  --                   --
   Options granted                                        (1,719,894)            1,719,894            $1.25-$1.69
   Options exercised                                            --                (103,613)           $0.48-$1.31        $   0.56
                                                                                                                         ========
   Options canceled                                        1,253,676            (1,253,676)           $0.48-$5.88
                                                          ----------             ---------            -----------
Balances at September 30, 1997                               948,772             1,530,421            $0.48-$5.88
   Shares authorized                                          66,597                  --                   --
   Options granted                                         1,456,920            (1,456,920)           $0.81-$1.63
   Options exercised                                            --                 (33,109)           $0.48-$1.31        $   0.76
                                                                                                                         ========
   Options canceled                                        1,702,899            (1,702,899)           $0.48-$1.69
                                                          ----------             ---------            -----------
Balances at September 30, 1998                             1,261,348             1,251,333            $0.48-$5.88
   Shares authorized                                            --                    --                   --
   Options granted                                          (804,000)              804,000            $0.31-$0.65
   Options exercised                                            --                    --                   --            $   0.85
                                                                                                                         ========
   Options canceled                                           40,615               (40,615)           $0.81-$1.03
                                                          ----------             ---------            -----------
Balances at December 31, 1998                                497,963             2,014,718            $0.31-$5.88
                                                           =========            ==========            ===========


During the twelve months ended September 30, 1998, the Company repriced, through cancellation and regrant, options on 1,176,020 shares having original exercise prices ranging from $1.06 to $1.88 with new options having an exercise price of $1.03. The vesting terms of the repriced options were changed from five years to four years. In addition, repriced options vest 25% after one year and then the remaining 75% is vested proportionately on a monthly basis. Previously, the options vested 20% per year. The change in vesting terms also applied to 266,693 options which were not repriced because the original exercise price was less than the new exercise price. There were 17,500 options granted to Company directors which were not subject to repricing or the change in vesting terms.

                                   Accom, Inc.
                   Notes to Consolidated Financial Statements

9. Stockholders' Equity (continued)

Stock Options (continued)

During fiscal 1997, the Company repriced, through cancellation and regrant, options on 989,494 shares having original exercise prices ranging from $1.63 to $4.80 with new options with an exercise price of $1.31. The repriced options had the same vesting terms as the original options.

The options outstanding as of December 31, 1998 have been segmented into ranges:

                                            Weighted
                                             Average           Weighted                         Weighted
      Range of                             Remaining            Average           Options       Average
      Exercise              Options        Contractual          Exercise          Currently     Exercise
       Prices             Outstanding          Life              Price           Exercisable      Price
       ------             -----------          ----              -----           -----------      -----
    $0.31 - $0.48            114,877           6.55              $0.40              59,877        $0.48
        $0.65                749,000           9.95              $0.65                --           --
    $0.84 - $1.00            179,400           9.11              $0.88              12,500        $0.88
        $1.03                953,938           7.52              $1.03             598,865        $1.03
    $1.25 - $5.88             17,500           7.88              $2.58              17,500        $2.58
                           ---------           ----              -----              ------        -----
    $0.31 - $5.88          2,014,715           8.51              $0.85             688,742        $1.02
                           =========           ====              =====             =======        =====


As of December 31, 1998, the Company has reserved 2,512,681 shares of common stock for issuance upon the exercise of stock options under all of its plans.

Employee Stock Purchase Plan

Under the Company's Employee Stock Purchase Plan (the "Purchase Plan") 250,000 shares are authorized for the issuance of common stock. Shares may be purchased under the Purchase Plan at 85% of the lesser of the fair market value of the common stock on the grant or purchase date.

Pro Forma Disclosure of Employee Stock-Based Compensation

Pro forma information regarding net income and earnings per share is required by FASB 123 for awards granted after March 31, 1995 as if the Company had accounted for its stock-based awards to employees under the fair value method of FASB 123.
The fair value of the Company's stock-based awards to employees was estimated using the




                                   Accom, Inc.
                   Notes to Consolidated Financial Statements

9. Stockholders' Equity (continued)

Pro Forma Disclosure of Employee Stock-Based Compensation (continued)

minimum value model for awards prior to the Company's initial public offering in 1995 and the Black-Scholes model subsequent to the initial public offering. The
Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees. The fair value of the Company's stock-based awards to employees was estimated assuming the following weighted-average assumptions:

                                            For the Three              Fiscal Year Ended
                                             Months Ended                 September 30,
                                             December 31,   ----------------------------------------
                                                1998           1998           1997           1996
                                             ----------     ----------     ----------     ----------
Risk-free interest rates                        5.1%           4.7%          6.0%            6.0%
Dividends paid                                   --             --            --              --
Volatility factors - Company's common
  stock expected market price                   0.80           0.80          0.80            0.80
Expected option life                         4.00 years     4.00 years     4.83 years     4.83 years


The weighted average "fair value" of stock options granted for the three months ended December 31, 1998 and for the fiscal years ended September 30, 1998, 1997, and 1996 was $0.87, $0.55, $0.56, and $2.30, respectively.

                                   Accom, Inc.
                   Notes to Consolidated Financial Statements

9. Stockholders' Equity (continued)

Pro Forma Disclosure of Employee Stock-Based Compensation (continued)

The fair value of employee  purchase  rights under the Employee  Stock  Purchase
Plan was estimated at the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used:

                                                                 Twelve Months Ended
                                                                    September 30,
                                                            -----------------------------
          1998                                              1998         1997        1996
          ----                                              ----         ----        ----
  Risk-free interest rates                                  4.7%         6.0%        6.0%
  Dividends paid                                             --           --          --
  Volatility factors - Company's common
       stock expected market price                          0.80         0.80        0.80
  Expected option life                                   0.50 years   0.50 years  0.50 years


The weighted average "fair value" of employee purchase rights issued under the Employee Stock Purchase Plan during the fiscal years ended September 30, 1998, 1997, and 1996 was $1.47, $0.85, and $4.06, respectively. No purchase rights were issued under the Employee Stock Purchase Plan during the three months ended December 31, 1998.

The pro forma effect of applying the estimated "fair value" for employee stock-based compensation plans on net loss and net loss per share is as follows:

                                                            Three                            Twelve Months Ended
                                                         Months Ended                           September 30,
                                                         December 31,          -------------------------------------------------
                                                             1998                1998                1997               1996
                                                           ---------           ---------           ---------           ---------
Pro forma net loss (in thousands):                         $  (3,979)          $  (3,477)          $  (5,753)          $  (2,379)
Pro forma net loss per share:                              $   (0.53)          $   (0.14)          $   (0.87)          $   (0.33)


Because FASB 123 is applicable only to awards granted subsequent to March 31, 1995, its pro forma effect will not be fully reflected until approximately 1999.

                                   Accom, Inc.
                   Notes to Consolidated Financial Statements

9. Stockholders' Equity (continued)

Stockholder Rights Plan

Under the Company's stockholder rights plan, existing stockholders of the Company are entitled to certain rights (including the right to purchase shares of Preferred Stock) in the event of the acquisition of 15% or more of the Company's outstanding common stock, or an unsolicited tender offer for such shares.


10. Income Taxes

As of December 31, 1998, the Company had federal net operating loss carryforward
of  approximately  $5,200,000.   The  Company  also  had  federal  research  and
development tax credit carryforwards of approximately $250,000.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax assets and liabilities are:

                                                                                                          As of September 30,
                                                                          As of December 31,          -----------------------------
                                                                                 1998                  1998                  1997
                                                                                -------               -------               -------
                                                                                                  (In thousands)
Deferred tax assets:
   Net operating losses                                                         $ 1,804               $ 1,747               $   735
   R&D credits                                                                      373                   334                   186
   Acquired intangibles                                                             988                  --                    --
   Capitalized R&D                                                                3,152                 2,801                 2,711
   Nondeductible reserves and accruals                                              900                   683                   354
   Inventory valuation                                                            1,108                   913                 1,055
   Other individually immaterial items                                               55                    92                   437
                                                                                -------               -------               -------
                                                                                  8,380                 6,570                 5,478
Valuation allowance                                                              (8,380)               (6,570)               (5,440)
                                                                                -------               -------               -------
Net deferred tax assets                                                         $  --                 $  --                 $    38
                                                                                =======               =======               =======


The net valuation allowance increased by $1,810,000, $1,130,000 and $5,241,000 during the three months ended December 31, 1998, and the twelve months ended September 30, 1998 and 1997, respectively.

                                   Accom, Inc.
                   Notes to Consolidated Financial Statements

10. Income Taxes (continued)

The provision (benefit) for income taxes consists of the following:

                                    Ended               For Three Months
                                 December 31,    Fiscal Year Ended September 30,
                                 ------------    ------------------------------
                                    1998          1998        1997         1996
                                    -----        -----       -----        -----
                                                (In thousands)
Federal:
   Current                          $--          $--         $(705)       $(231)
   Deferred                          --           --           705         (231)
                                    -----        -----       -----        -----
                                     --           --          --           (462)
                                    -----        -----       -----        -----
State:
   Current                           --           --          --             11
   Deferred                          --           --          --            (45)
                                    -----        -----       -----        -----
                                     --           --          --            (34)
                                    -----        -----       -----        -----
Foreign:
   Current                              1           19           9         --
                                    -----        -----       -----        -----
Total                               $   1        $  19       $   9        $(496)
                                    =====        =====       =====        =====


A reconciliation of the income tax provision (benefit) at the federal statutory rate to the income tax provision at the effective tax rate is as follows:

                                    Ended               For Three Months
                                  December 31,   Fiscal Year Ended September 30,
                                     1998         1998       1997        1996
                                    -------      -----------------------------
                                                  (In thousands)
Income taxes computed at the        $(1,324)     $(1,033)   $(1,524)   $  (480)
   federal statutory rate
State taxes (net of federal
   benefit)                             (88)        (125)      (370)       (23)
Foreign taxes                             1           19          9       --
Research and development tax
   credit                               (23)         (71)      (123)       (18)
Technology basis step-up               (468)        --       (2,867)      (204)
Foreign losses not currently
   benefited                             41          163       --         --
Valuation allowance                   1,810        1,130      5,440        199
Other                                    52          (64)      (556)        30
                                    -------      -------    -------    -------
Total                               $     1      $    19    $     9    $  (496)
                                    =======      =======    =======    =======

                                   Accom, Inc.
                   Notes to Consolidated Financial Statements

11. Related Party Transactions

In December, 1998, shares of common stock of the Company were issued to two members of the Company's Board of Directors, Lionel Allen and David Lahar, and an officer of the Company , Phillip Bennett, in exchange for promissory notes. 300,000 shares were issued at a price of $0.50 per share, 200,000 shares were issued at a price of $0.65 per share, and 350,000 were issued at a price of $1.00 per share. The shares were issued in exchange for promissory notes totaling $630,000. No payments had been made on the notes as of December 31, 1998.

In March, 1999, $300,000 was paid to a company associated with a member of the Company's Board of Directors, David Lahar, for services provided in the acquisition of SDV. Such amount is included in accrued liabilities as of December 31, 1998.

12.  Subsequent Event

On March 12, 1999, the Company completed a private placement of $3.5 million in senior subordinated convertible notes with a group of investors. The notes have a coupon rate of 6% per year, mature in the year 2004, and are convertible into shares of Accom common stock at a price of $1.30 per share.

In conjunction with the sale of convertible notes, the Company and the investors entered into an Investors Rights Agreement. The Investors Right Agreement grants the investors, among other things, certain rights with respect to the common stock of the Company issuable upon conversion of the notes.

Subsequent to the completion of the placement, one of the investors was appointed to the Board of Directors of the Company.

In March, 1999, $88,000 was paid to a company associated with a member of the Company's Board of Directors for services provided in the private placement.