Form 10-K/A
period 1998-10-01
ACCOM INC
filed 1999-04-29
CIK 949335

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                 Amendment No. 1
                                   Form 10-K/A
[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Fiscal Year Ended ____________________, or

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Transition period from October 1, 1998 to December 31, 1998

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


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. YES   NO X
                                             ---  ---

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $3,541,444 as of April 20, 1999, based upon the closing prices on the Over-the-Counter (OTC) Bulletin Board reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% of more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         There were 10,123,247 shares of Registrant's Common Stock issued and outstanding as of April 20, 1999.

                                 AMENDMENT NO. 1

                                   FORM 10-K/A


         This Amendment No. 1 to Form 10-K/A is being filed by Accom, Inc. ("Accom" or the "Company") to add the Items comprising Part III information not later than 120 days after the end of the transition period (the "Transition Period") covered by the Form 10-K, as provided in General Instruction G(3) to Form 10-K. The Transition Period was from October 1, 1998 to December 31, 1998, as a result in the change in the Company's fiscal year end from September 30 to December 31.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         Information as to the Company's executive officers appears at the end of Part I of the Company's Form 10-K.

                                    DIRECTORS

         The Company currently has authorized five directors. Each director is elected for a period of one year at the Company's annual meeting of stockholders and serves until the next annual meeting or until his successor is duly elected and qualified. There are no family relationships among any of the directors or executive officers of the Company.

         Set forth below is information regarding the directors, including information furnished by them as to their principal occupation at present and for the last five years, certain other directorships held by them, the year in which each became a director of the Company and their ages as of April 20, 1999:

           Directors                  Position with the Company             Age
           ---------                  -------------------------             ---
           Junaid Sheikh              Chairman of the Board, President,      45
                                      and Chief Executive Officer
           Lionel M. Allan            Director                               55
           Thomas E. Fanella          Director                               52
           David A. Lahar             Director                               41
           Eugene M. Matalene, Jr.    Director                               51

Arrangements in Connection with the Election of a Director

         On March 12, 1999, the Company issued 6% Senior Subordinated Convertible Notes due March 12, 2004 (the "Convertible Notes") in the aggregate principal amount of $3,500,000 to a group of six investors led by American Bankers Insurance Group, Inc. ("American Bankers"), including Mr. Matalene. So long as American Bankers holds either shares or Convertible Notes representing at least 50% of the Company's Common Stock (the "Common Stock") issuable upon conversion of the Convertible Notes, American Bankers has the right to nominate an individual as a member of the Company's management slate of directors submitted for election to the Company's Board of Directors (the "Board of Directors"). American Bankers nominated Mr. Matalene, a director of American Bankers. After the Company expanded its Board of Directors from four to five directors, Mr. Matalene was appointed as the Company's fifth director in accordance with the Company's Bylaws.

Business Experience of Board Directors

         Junaid Sheikh has served as the Chairman of the Board of Directors since June 1988 and as the Company's President and Chief Executive Officer since November 1991. Mr. Sheikh was also the President and Chairman of the Board of Directors of Axial Systems Corporation, a maker of on-line editing systems, from May 1990 to October 1991.

         Lionel M. Allan has served on the Board of Directors since April 1995. For more than the past five years, Mr. Allan has been President of Allan Advisors, Inc., a board of directors and legal consulting firm. Mr. Allan also is a director and past Chairman of the Board of KTEH Public Television Channel 54 in San Jose, California, a director of Global Motorsport Group, Inc., a motorcycle products company, and a director of Catalyst Semiconductor, Inc., a semiconductor company.

         Thomas E. Fanella has served on the Board of Directors since March 1997. Since August 1988, Mr. Fanella has been President and Chief Executive Officer of KTEH Public Television Channel 54 in San Jose, California. Mr. Fanella is also a director of the Catholic Television Network, the Pacific Mountain Network and the Silicon Valley Forum.


         David A. Lahar has served on the Board of Directors since February 1998. Since September 1992, Mr. Lahar has been a Managing Director of EOS Capital, Inc., an investment, venture capital and consulting firm. From 1992 to June 1996, Mr. Lahar was the President of Aurora Electronics, Inc. ("Aurora"), a company which he co-founded and which is a provider of spare parts distribution services and electronics recycling and recovery services to computer manufacturers and field service providers. From 1986 to 1992, Mr. Lahar was a Managing Director in the Investment Banking Division of PaineWebber Incorporated.

         Eugene M. Matalene, Jr. has served on the Board of Directors since March 1999. Since 1997, Mr. Matalene has served as President to Strata Capital Management Corp., a merchant bank. He was a Managing Director of Furman Selz, an investment bank, from 1996 to 1997 and a Managing Director of PaineWebber Incorporated, an investment bank, from 1987 to 1996. Mr. Matalene has been a director of American Bankers Insurance Group, Inc., a specialty insurance products company, since 1990.

Compensation of Directors

         Of the Company's five directors, one director is a salaried employee of the Company. Directors who are employees of the Company do not receive any additional compensation or benefits for their service as directors. But, see "Certain Relationships and Related Transactions," below, for a discussion of certain transactions between the Company and certain members of the board of directors.

         The four remaining non-employee directors are compensated for their services through the issuance of stock options. When first elected or appointed as directors, non-employee directors are granted non-statutory stock options to purchase 10,000 shares of Common Stock. Then, after each annual meeting, each non-employee director receives options to purchase 2,500 share of Common Stock, provided the non-employee directors has served on the Board of Directors for at least six months. All such options expire 10 years from the date of grant, have an exercise price at the fair market value of the Common Stock on the date of grant and are immediately exercisable. However, any shares purchased under such options are subject to repurchase by the Company. The Company's repurchase right with respect to the initial grant of options lapses in a series of four equal annual installments over the director's period of continued service, with the first such installment to lapse upon the director's completion of one year of Board service measured from the date of grant. The Company's repurchase right with annual grants lapses one year from the date of grant.

         In accordance with the Company's standard arrangements, the Company made the following issuances in 1998 calendar year. Mr. Lahar was issued 10,000 options upon his first becoming a director of the Company on February 17, 1998. Messrs. Fanella and Mr. Allan were issued 2,500 options upon re-election as directors of the Company on February 17, 1998. Mr. Matalene was issued 10,000 options upon his first becoming a director of the Company on March 12, 1999.

Board Meetings and Committees

         The Board of Directors held a total of one meeting during the Transition Period. Each incumbent director attended at the one meeting, and no committee meetings were held during the Transition Period. The Company's Audit Committee is comprised of Messrs. Fanella and Lahar. The Audit Committee did not meet during the Transition Period. The Company does not have a Compensation or Nominating committee and did not during the Transition Period.

Item 11. Executive Compensation


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

         CEO Compensation. In setting the compensation payable during the 1998 calendar year to the Company's Chief Executive Officer, Junaid Sheikh, the Board of Directors used the same factors as described above for the executive officers. The Board established a combination compensation package for Mr. Sheikh, including a base salary and stock option grants in line with those received by other executives of comparably-sized companies in similar industries. In December 1998, the Board granted Mr. Sheikh options to purchase 250,000 shares of common stock, a portion of which were general compensation options commensurate with options granted to other officers and key employees of the Company and a portion of which were in consideration of the extraordinary efforts expended by Mr. Sheikh in the negotiation and consummation of the Company's acquisition of Scitex Digital Video.

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

                                                The Board of Directors

                                                Junaid Sheikh
                                                Lionel M. Allan
                                                Thomas E. Fanella
                                                David A. Lahar
                                                Eugene M. Matalene, Jr.

Compensation Committee Interlocks and Insider Participation

         No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity which has one or more executive officers serving as a member of the Board of Directors. Mr. Sheikh, Chairman of the Board of Directors, is also President and Chief Executive Officer of the Company. Mr. Sheikh participated in deliberations of the Board of Directors concerning executive officer compensation.

Stock Performance Graph

         The following graph shows a comparison of cumulative total stockholder returns for the Company, the Nasdaq Total Return Index, and the Hambrecht & Quist Technology Index for the period commencing September 26, 1995, the date of the initial public offering of the Company's Common Stock, to the last day of the Company's fiscal year on December 31, 1998.



[The following descriptive data is supplied in accordance with Rule 304(d) of Regulation S-T.]

                                     9/26/95    9/30/95     9/30/96      9/30/97      9/30/98      12/31/98
                                     -------    -------     -------      -------      -------      --------
Accom, Inc.                           $100      $ 97.22     $ 22.22      $ 29.17      $  4.17      $  6.94
NASDAQ Total Return Index             $100      $100.55     $119.31      $163.79      $164.19      $211.23
Hambrecht & Quist Technology Index    $100      $101.14     $111.02      $165.53      $153.80      $217.10


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

Summary of Cash and Certain Other Compensation

         The following Summary Compensation Table sets forth the compensation earned by the Company's Chief Executive Officer and the three other highest-paid executive officers whose salary and bonus for the calendar year ended December 31, 1998 was in excess of $100,000 (collectively, the "Named Officers") for services rendered in all capacities to the Company for that calendar year.

                                            SUMMARY COMPENSATION TABLE
                                                               Annual                   Long-Term
                                                            Compensation              Compensation
                                 Fiscal               --------------------------- --------------------   ------------
                                 Year                                                  Securities          All Other
Name and Present Principal       Ended      Calendar                               Underlying Options    Compensation
Position                        Sept. 30      Year    Salary ($)    Bonus ($) (1)        (#)*                ($)
--------                        --------      ----    ----------    ------------- --------------------   ------------

Junaid Sheikh..................               1998    $176,973           $0           397,286 (2)         $2,782 (5)
  President, Chief Executive     1998                 $170,528           $0           147,286 (2)         $2,722 (5)
  Officer and                    1997                 $149,220           $0            87,286 (3)           $866 (5)
  Chairman of the Board          1996                 $159,644           $0           137,286 (4)         $2,266 (5)


Ian Craven.....................               1998    $145,000       $2,000            98,125 (6)         $1,458 (5)
  Senior Vice President,         1998                 $141,596       $2,000            88,125 (6)         $1,449 (5)
  Engineering                    1997                 $130,000       $5,000            58,125 (7)           $351 (5)
                                 1996                 $129,000           $0            33,125 (8)         $1,203 (5)


Harris Rogers..................               1998    $128,199           $0            65,499 (9)           $554 (12)
  Vice President, Marketing      1998                 $118,199       $1,000            65,499 (9)           $492 (12)
                                 1997                 $101,439       $4,716            54,166 (10)          $351 (12)
                                 1996                 $ 84,251       $1,439            34,166 (11)          $369 (12)


Donald Petersen................               1998    $128,115           $0           117,916 (13)          $553 (12)
  Vice President, Manufacturing  1998                 $124,345           $0           107,916 (13)          $549 (12)
                                 1997                 $111,416       $5,000            75,833 (14)          $330 (12)
                                 1996                 $105,502           $0            50,833 (15)          $347 (12)

-------------------------------

(*) Includes options repriced in the fiscal years ending September 30, 1996 and 1997.

(1)  Represents bonus compensation earned in such calendar year.

(2) Includes options to purchase 87,286 shares of the Company's Common Stock that were canceled on May 15, 1998 and repriced to $1.03125 per share. See "Option Grants in Last Calendar Year" below.

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


(6) Includes options to purchase 58,125 shares of the Company's Common Stock that were canceled on May 15, 1998 and repriced to $1.03125 per share. See "Option Grants in Last Calendar Year" below.

(7) Includes options to purchase 18,125 shares of the Company's Common Stock that were canceled on February 18, 1997 and repriced to $1.3125 per share.

(8) Includes options to purchase 18,125 shares of the Company's Common Stock that were canceled on April 23, 1996 and repriced to $3.25 per share.

(9) Includes options to purchase 45,499 shares of the Company's Common Stock that were canceled on May 15, 1998 and repriced to $1.03125 per share. See "Option Grants in Last Calendar Year" below.

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

(13) Includes options to purchase 75,833 shares of the Company's Common Stock that were canceled on May 15, 1998 and repriced to $1.03125 per share. See "Option Grants in Last Calendar Year" below.

(14) Includes options to purchase 35,833 shares of the Company's Common Stock that were canceled on February 18, 1997 and repriced to $1.3125 per share.

(15) Includes options to purchase 35,833 shares of the Company's Common Stock that were canceled on April 23, 1996 and repriced to $3.25 per share.

Option Grants

         The following table provides information with respect to the stock option grants made during the year ended December 31, 1998 under the Company's 1995 Stock Option/Stock Issuance Plan to the Named Officers. No stock appreciation rights were granted to these individuals during such calendar year.

                                        OPTION GRANTS IN LAST CALENDAR YEAR
                                                                                               Potential Realizable
                                                                                             Value at Assumed Annual
                                                                                                  Rate of Stock
                                                                                                Price Appreciation
                                              Individual Grants                                  for Option Term
                        ---------------------------------------------------------------     -------------------------
                                            % of Total
                                             Options
                                            Granted to       Exercise
                            Options        Employees in      Price (2)     Expiration
Name                        Granted      Calendar Year(1)    ($/share)        Date           5% ($)(3)     10% ($)(3)
----                        -------      ----------------    ---------        ----           ---------     ----------
Junaid Sheikh             250,000(4)          23.7%            $0.6500      12/04/08           41,112        161,718
                           60,000(5)           5.7%            $0.8750       2/05/08           33,017         83,671
                            4,166(6)           N/A             $1.0313       1/19/05            1,656          3,826
                           50,000(6)           N/A             $1.0313       1/15/06           23,407         55,557
                           33,120(6)           N/A             $1.0313       9/03/06           17,062         41,212



Ian Craven                 10,000(4)           0.9%            $0.6500      12/04/08            1,644          6,469
                           30,000(5)           2.8%            $0.8750       2/05/08           16,508         41,836
                           40,000(6)           N/A             $1.0313       3/14/07           22,214         54,453
                            3,125(6)           N/A             $1.0313       1/15/05            1,240          2,864
                           15,000(6)           N/A             $1.0313       1/15/06            7,022         16,667

Harris Rogers              20,000(5)           1.9%            $0.8750       2/05/08           11,005         27,890
                           20,000(6)           N/A             $1.0313       3/14/07           11,007         27,227
                           15,000(6)           N/A             $1.0313       7/10/06            7,557         18,178
                            2,499(6)           N/A             $1.0313       7/01/05            1,072          2,507
                            8,000(6)           N/A             $1.0313       1/15/06            3,745          8,889

Donald W. Petersen         10,000(4)           0.9%            $0.6500      12/04/08            1,644          6,469
                           30,000(5)           2.8%            $0.8750       2/05/08           16,508         41,836
                           40,000(6)           N/A             $1.0313       3/14/07           22,214         54,453
                           20,833(6)           N/A             $1.0313      10/10/04            7,882         18,076
                           15,000(6)           N/A             $1.0313       1/15/06            7,022         16,667

------------------
(1) The percentages shown are based upon the options granted in calendar year 1998, excluding repriced options.

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

(3) Disclosure of the 5% and 10% assumed annual rates of compounded stock price appreciation is mandated by the Securities and Exchange Commission. There is no assurance provided to any executive officer or any other holder of the Company's securities that the actual stock price appreciation over the 10-year option term will be at the assumed 5% and 10% levels or at any other defined level. Unless the market price of the Common Stock appreciates over the option term, no value will be realized from the option grants made to the executive officers.

(4) 25% of these options vest on December 4, 1999, and thereafter one 1/36th of the remaining unvested options vest each month. The Board of Directors also has the authority to provide for the automatic vesting of shares subject to the outstanding option upon the occurrence of certain hostile takeovers. Each option has a maximum term of 10 years, subject to earlier termination in the event of the optionee's cessation of employment with the Company.

(5) 25% of these options vest on February 5, 1999, and thereafter one 1/36th of the remaining unvested options vest each month. The Board of Directors also has the authority to provide for the automatic vesting of shares subject to the outstanding option upon the occurrence of certain hostile takeovers. Each option has a maximum term of 10 years, subject to earlier termination in the event of the optionee's cessation of employment with the Company.

(6) Represents option granted on May 15, 1998 in connection with the cancellation of an existing outstanding option with an exercise price in excess of $1.0313 per share. Concomitant with the repricing on May 15, 1998, the vesting schedule for these options changed. Under the previous method, options vested in five equal annual installments with 20% of the option shares vesting on a cliff basis after each year of service. Under the new method, options will vest and be exercisable with respect to 25% of the option shares after one year of service, and 1/36th per month for each month of service thereafter. See "Ten-Year Option/SAR Repricings" below.

Option Exercises and Holdings

         The table below sets forth information concerning the exercise of options during the calendar year ended December 31, 1998 and unexercised options held as of the end of such year by the Named Officers. No stock appreciation rights were exercised during such calendar year or outstanding as of the end of that calendar year.

                                 AGGREGATED OPTION EXERCISES IN LAST CALENDAR YEAR
                                        AND CALENDAR YEAR-END OPTION VALUES

                                                                          Number of
                                                                    Securities Underlying            Value of Unexercised
                             Shares            Aggregate           Unexercised Options at           In-the-Money Options at
                          Acquired On       Value Realized            Calendar Year End              Calendar Year End (1)
Name                        Exercise             ($)              Exercisable/Unexercisable        Exercisable/Unexercisable
----                   -----------------  ------------------   ------------------------------   ------------------------------
Junaid Sheikh                  0                  $0                  73,657 / 323,629                      $0 / $0

Ian Craven                     0                  $0                  31,496 /  66,629                      $0 / $0

Harris Rogers                  0                  $0                  24,994 /  40,505                      $0 / $0

Donald W. Petersen             0                  $0                  51,353 /  66,563                    $302 / $0

---------------
(1) Market price at calendar year end ($0.625) less exercise price. For purposes of this calculation, the calendar year end market price of the shares is deemed to be the closing sale price of the Company's Common Stock as reported on the Over-the-Counter Bulletin Board on December 31, 1998.


Ten-Year Option/SAR Repricings

         The following table sets forth certain information as of December 31, 1998 with respect to the repricing of certain stock options held by the Company's executive officers.


------------------------------------- ---------- ------------ ------------- ------------- ------------- -------------
                                                  Number Of                                              Length Of
                                                 Securities      Market                                   Original
                                                 Underlying     Price Of      Exercise                  Option Term
                                                   Options      Stock At      Price At                   Remaining
                Name                    Date      Repriced      Time Of       Time Of         New        At Date Of
                                                 Or Amended    Repricing     Repricing      Exercise     Repricing
                                                     (#)           Or            Or        Price ($)    Or Amendment
                                                               Amendment     Amendment
                                                                  ($)           ($)
------------------------------------- ---------- ------------ ------------- ------------- ------------- -------------
Junaid Sheikh (1)................     5/15/98       4,166        $1.03125       $1.3125      $1.03125   6.7 years
                                      5/15/98      50,000        $1.03125       $1.3125      $1.03125   7.7 years
   President, Chief Executive         5/15/98      33,120        $1.03125       $1.3125      $1.03125   8.3 years
   Officer and Chairman of the Board  2/18/97       4,166        $1.3125        $3.25        $1.3125    7.9 years
                                      2/18/97      50,000        $1.3125        $3.25        $1.3125    8.9 years
                                      2/18/97      33,120        $1.3125        $1.88        $1.3125    9.5 years
                                      4/23/96       4,166        $3.25          $4.80        $3.25      8.7 years
                                      4/23/96      50,000        $3.25          $5.75        $3.25      9.7 years
------------------------------------- ---------- ------------ ------------- ------------- ------------- -------------

Ian Craven (1)...................     5/15/98       3,125        $1.03125       $1.3125      $1.03125   6.7 years
                                      5/15/98      15,000        $1.03125       $1.3125      $1.03125   7.7 years
   Senior Vice President,             5/15/98      40,000        $1.03125       $1.3125      $1.03125   8.8 years
   Engineering                        2/18/97       3,125        $1.3125        $3.25        $1.3125    7.9 years
                                      2/18/97      15,000        $1.3125        $3.25        $1.3125    8.9 years
                                      4/23/96       3,125        $3.25          $4.80        $3.25      8.7 years
                                      4/23/96      15,000        $3.25          $5.75        $3.25      9.7 years
------------------------------------- ---------- ------------ ------------- ------------- ------------- -------------

Harris Rogers (1)................     5/15/98      15,000        $1.03125       $1.3125      $1.03125   8.2 years
                                      5/15/98       2,499        $1.03125       $1.3125      $1.03125   7.1 years
   Vice President, Marketing          5/15/98       8,000        $1.03125       $1.3125      $1.03125   7.7 years
                                      5/15/98      20,000        $1.03125       $1.25        $1.03125   8.8 years
                                      2/18/97      15,000        $1.3125        $3.25        $1.3125    9.4 years
                                      2/18/97       4,166        $1.3125        $3.25        $1.3125    8.4 years
                                      2/18/97      10,000        $1.3125        $3.25        $1.3125    8.9 years
                                      2/18/97       5,000        $1.3125        $3.25        $1.3125    9.4 years
                                      4/23/96       4,166        $3.25          $6.00        $3.25      9.2 years
                                      4/23/96      10,000        $3.25          $5.75        $3.25      9.7 years
------------------------------------- ---------- ------------ ------------- ------------- ------------- -------------

Donald W. Petersen (1)...........     5/15/98      20,833        $1.03125       $1.31        $1.03125   6.4 years
                                      5/15/98      15,000        $1.03125       $1.31        $1.03125   7.7 years
   Vice President, Manufacturing      5/15/98      40,000        $1.03125       $1.31        $1.03125   8.8 years
                                      2/18/97      20,833        $1.3125        $3.25        $1.3125    7.9 years
                                      2/18/97      15,000        $1.3125        $3.25        $1.3125    8.9 years
                                      4/23/96      20,833        $3.25          $4.80        $3.25      8.7 years
                                      4/23/96      15,000        $3.25          $5.75        $3.25      9.7 years
------------------------------------- ---------- ------------ ------------- ------------- ------------- -------------

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

                                       12

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         The members of the Board of Directors, the executive officers of the Company and persons who hold more than ten percent (10%) of the Company's outstanding Common Stock are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, which requires such individuals to file reports with respect to their ownership of and transactions in the Company's securities. Officers, directors and greater than ten percent (10%) stockholders are required to furnish the Company with copies of all such reports they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during the Transition Period ended December 31, 1998 all filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with except that a Form 3 for Mr. Donald McCauley was filed late.

Item 12. Security Ownership of Certain Beneficial Owners and Management

                            COMMON STOCK OWNERSHIP OF
                    CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information known to the Company with respect to the  beneficial  ownership of the  Company's  Common Stock as of
March 31, 1999 by (i) all persons who are  beneficial  owners of five percent or more of the Company's  Common Stock,  (ii) each  director,  (iii) each executive officer of the Company, and (iv) all current directors and executive officers as a group.
                     Name and Address,
                      if Required, of                                      Shares                        Percent of Shares
                      Beneficial Owner                            Beneficially Owned (1)(2)          Beneficially Owned (1)(2)
                      ----------------                            -------------------------          -------------------------
Michael Luckwell .........................................              3,418,750                            33.8%
    26 Catherine Place
    London SW1E 6HF

American Bankers Insurance Group, Inc. (3)................              2,307,692                            18.6%
    11222 Quail Roost Drive
    Miami, FL 33157

El Dorado Ventures and affiliated entities (4)............                988,782                             9.8%
    20300 Stevens Creek Boulevard
    Suite 395
    Cupertino, CA 95014

Scitex Digital Video, Inc. (5)............................              1,000,000                             9.0%
    c/o Scitex Corporation Ltd.
    P.O. Box 330
    Herzilya B 46103 Israel

AWM Investment Company and affiliates (6).................                534,400                             5.3%
    153 East 53 rd Street, 51st Floor
    New York, NY 10022

Junaid Sheikh (7).........................................              1,010,376                             9.9%

Phillip Bennett (8).......................................                750,000                             7.4%

Ian Craven (9)............................................                122,322                             1.2%

Donald W. Petersen (10)...................................                 66,457                             *

Harris Rogers (11)........................................                 36,366                             *


Donald K. McCauley (12) ..................................                      0                             *



William Ludwig (12).......................................                      0                             *

Lionel M. Allan (13)......................................                157,472                             1.5%

Thomas E. Fanella (14)....................................                 12,500                             *

David A. Lahar (15).......................................                110,000                             1.1%

Eugene M. Matalene, Jr.(16)...............................                 86,923                             *

All executive officers and directors as a group
    (11 persons) (17).....................................              2,352,416                            22.3%

----------

*    Less than one percent (1%).

(1) Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the Company believes that persons named in the table have sole voting and investment power with respect to all shares of Common Stock held by such person.

(2) The number of shares of Common Stock beneficially owned includes the shares issuable pursuant to stock options which may be exercised within 60 days after March 31, 1999. Shares issuable pursuant to such options are deemed outstanding for computing the percentage of the person holding such options but are not outstanding for computing the percentage of any other person.

(3) Includes the shares issuable upon conversion of the 6% Senior Subordinated Convertible Note due March 12, 2004 (the "Convertible Notes") in the aggregate principal amount of $3,000,000 held by American Bankers Insurance Group, Inc. The Convertible Notes convert into that number of shares as calculated by dividing the outstanding principal amount of such Convertible Notes by a conversion price of $1.30, subject to adjustment. As of March 31, 1999, the $3,000,000 Convertible Note held by American Bankers Insurance Group, Inc. converts into 2,307,692 shares.

(4) Reflects share ownership as of December 31, 1998, based on the Company's records. Includes 10,334 shares of Common Stock owned by El Dorado C&L Fund, L.P.; 5,765 shares of Common Stock owned by El Dorado Technology IV, L.P.; 452,326 shares of Common Stock owned by El Dorado Ventures; and 520,357 shares of Common Stock owned by El Dorado Ventures III, L.P. Such information is based upon the Company's knowledge after investigation, but without independent confirmation from such entities.

(5) Includes a currently exercisable warrant to purchase 250,000 shares of the Company's Common Stock at $1.00 per share and a currently exercisable warrant to purchase 750,000 shares of the Company's Common Stock at $3.00 per share. Both warrants terminate upon the earlier to occur of (a) December 10, 2008 or (b) an acquisition or change in control of the Company.

(6) Reflects share ownership as of December 31, 1998, based on the Company's records. Such shares are beneficially owned by (i) Special Situations Fund III, L.P., a Delaware limited partnership (the "Fund"), (ii) MGP Advisers Limited Partnership, a Delaware Limited Partnership ("MGP"), (iii) AWM Investment Company, Inc., a Delaware corporation ("AWM") and (iv) Austin W. Marxe. MGP is a general partner of and investment adviser to the Fund. MGP is registered as an investment adviser under the Investment Advisers Act of 1940, as amended. AWM, a Delaware corporation primarily owned by Austin Marxe, serves as the sole general partner of MGP. AWM is a registered investment adviser under the Investment Advisers Act of 1940. Austin W. Marxe is also the principal limited partner of MGP and is the President and Chief Executive Officer of AWM. Mr. Marxe is principally responsible for the selection, acquisition and disposition of the portfolio securities by AWM on behalf of MGP and the Fund. Such information is based upon the Company's knowledge after investigation, but without independent confirmation from such entities.

(7) Includes 97,702 shares issuable upon currently exercisable options held by Mr. Sheikh. Also includes 912,674 shares owned indirectly by Mr. Sheikh and Mr. Sheikh's wife as Trustees of the Sheikh Revocable Trust.

(8) Includes 650,000 shares subject to a repurchase right of the Company, at the issuance price, which lapses in equal monthly increments over a period of three years, beginning December 1998.

(9) Includes 46,666 shares issuable upon currently exercisable options held by Mr. Craven.

(10) Represents 66,457 shares issuable upon currently exercisable options held by Mr. Petersen.

(11) Includes 36,366 shares issuable upon currently exercisable options held by Mr. Rogers.

(12) Messrs. McCauley and Ludwig joined the Company in December, 1998.


(13) Includes 54,600 shares issuable upon currently exercisable options held by Mr. Allan. Also includes 2,456 shares owned indirectly by Mr. Allan as the beneficiary of the Allan Advisors, Inc. Profit Sharing Plan FBO Lionel M. Allan. Also includes 100,000 shares which are subject to a repurchase right of the Company, at the issuance price, which lapses with respect to one-third of the shares after one year and then with respect to the remaining shares in equal monthly increments over the two years thereafter, beginning in December 1998.

(14) Represents shares issuable upon currently exercisable options held by Mr. Fanella, 5,000 of which shares are currently subject to a repurchase right of the Company.

(15) Includes 10,000 shares issuable upon currently exercisable options held by Mr. Lahar, 7,500 of which shares are currently subject to a repurchase right of the Company. Also includes 100,000 shares which are subject to a repurchase right of the Company, at the issuance price, which lapses with respect to one-third of the shares after one year and then with respect to the remaining shares in equal monthly increments over the two years thereafter, beginning in December, 1998.

(16) Includes 10,000 shares issuable upon currently exercisable options held by Mr. Matalene, all of which shares are currently subject to a repurchase right of the Company. Also includes the shares issuable upon conversion of the Convertible Notes in the aggregate principal amount of $100,000 held by Mr. Matalene. The Convertible Notes convert into that number of shares as calculated by dividing the outstanding principal amount of such Convertible Notes by a conversion price of $1.30, subject to adjustment. As of March 31, 1999, the $100,000 Convertible Note held by Mr. Matalene converts into 76,923 shares. Mr. Matalene disclaims beneficial ownership of such 76,923 shares.

(17) Includes 334,291 shares issuable upon currently exercisable options. See Footnotes above.

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

         On December 7, 1998, the Company entered into agreements with each of Messrs. Allan and Lahar, directors of the Company, pursuant to which the Company issued 100,000 shares of Common Stock to each of them. The shares were issued at a price of $0.65 per shares. In consideration of his shares, Mr. Allan delivered a non-recourse promissory note in the amount of $65,000. In exchange for his shares, Mr. Lahar has delivered a recourse promissory note, as amended, due
September 1, 1999 in the amount of $65,000. The shares issued are subject to a repurchase right of the Company, at the issuance price, which lapses with respect to one-third of the shares after one year and then with respect to the remaining shares in equal monthly increments over the two years thereafter. The Company approved the sale of such shares to Messrs. Allan and Lahar primarily in recognition of their significant efforts related to the acquisition by the Company of substantially all of the assets of Scitex Digital Video, Inc. ("Scitex") which was consummated on December 10, 1998.

         On December 10, 1998, the Company sold and issued 2,500,000 shares of unregistered Common Stock, at a price of $0.60 per share, to Michael Luckwell, a major stockholder of the Company, in a private placement. The purpose of the sale of shares to Mr. Luckwell was to provide the Company with additional capital in connection with the purchase by the Company of substantially all of the assets of Scitex. The

Company purchased the assets of Scitex concurrently with the sale of the shares to Mr. Luckwell. In connection with such transaction, the Company granted Mr. Luckwell the right to be nominated to the Board of Directors of the Company so long as he holds more than 15% of the outstanding shares of Common Stock of the Company, and the Company agreed to use its best efforts to take all required steps to effect the nomination, including any required amendment of the Company's charter documents. The Company also granted to Mr. Luckwell certain demand and piggyback registration rights with respect to all of the shares of Common Stock held by Mr. Luckwell. In addition, Mr. Luckwell agreed that, for so long as Junaid Sheikh is the Chief Executive Officer of the Company, he would not, directly or indirectly, acquire beneficial ownership of any additional stock of the Company. Mr. Luckwell also agreed that he would not initiate, commence or propose any proxy contest or other solicitation to vote or seek to influence any other person with respect to the voting of any stock of the Company with respect to the election or removal of the Board of Directors, nor become a member of a "group" within the meaning of Section 13 of the Securities Exchange Act of 1934, as amended. The Company and Mr. Luckwell additionally agreed upon certain restrictions on transfers of the Company's stock held by Mr. Luckwell. Prior to the sale of shares to Mr. Luckwell, the Company amended its Preferred Shares Rights Agreement, dated as of September 13, 1996, to permit Mr. Luckwell to acquire up to 3,425,000 shares of Common Stock (as adjusted for any stock splits, stock dividends, recapitalizations or the like).

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

         In connection with the issuance of the Convertible Notes in the aggregate principal amount of $3,500,000, the Company retained EOS Capital, Inc. to provide further financial consulting services. Upon consummation of the issuance of the Notes, EOS Capital earned a $87,000 consulting fee to be paid by the Company for its services. Upon the consummation of the issuance, Mr. Matalene also earned a $87,000 consulting fee to be paid by the Company for his financial consulting services. Mr. Matalene, who became a director of the Company upon the issuance of the Notes, is a director and shareholder of American Bankers. Both such financial consulting fees were negotiated on an arm's length basis, and the Company believes that such amount and the terms of the agreement with EOS Capital and Mr. Matalene are at least as favorable as the Company could have obtained from third parties.

         Each of El Dorado Ventures, Michael Luckwell and American Bankers are entitled to certain registration rights with respect to the Company's Common Stock owned by such stockholder. See "Common Stock Ownership of Certain Beneficial Owners and Management." The Company's Certificate of Incorporation limits the liability of directors to the maximum extent permitted by the Delaware General Corporation Law. The Company's Bylaws also provide that the Company shall indemnify its directors, officers, employees and agents in such circumstances. In addition, the Company has entered into indemnification agreements with its officers and directors.

         The Company has retained Lionel Allan, a director of the Company, as a consultant for legal and other business related matters. These services are in addition to his services as a director of the Company. The Company pays Mr. Allan $4,000 per month for such consulting services. Such amount was negotiated on an arm's length basis and the Company believes that such amount and the terms of the agreement with Mr. Allan are at least as favorable as the Company could have obtained from third parties.


Item 14. Exhibits


         (a)(3) The following exhibit shall be added to the list of Exhibits previously filed with the Company's Form 10-K (numbered in accordance with Item 601 of Regulation S-K).

  Number                             Description
  ------                             -----------

  10.8.1 Amended and Restated Secured Promissory Note, dated April 8, 1999 by David A. Lahar in favor of the Company.


                        ADDITIONAL INFORMATION AVAILABLE

THE COMPANY WILL PROVIDE WITHOUT CHARGE, UPON WRITTEN REQUEST, A COPY OF THE COMPANY'S TRANSITION REPORT ON FORM 10-K/A, INCLUDING FINANCIAL STATEMENTS, SCHEDULES AND A LIST OF EXHIBITS. REQUESTS SHOULD BE SENT TO THE ATTENTION OF DONALD K. MCCAULEY, SENIOR VICE PRESIDENT, FINANCE, AND CHIEF FINANCIAL OFFICER AT ACCOM, INC., 1490 O'BRIEN DRIVE, MENLO PARK, CALIFORNIA 94025, OR TELEPHONED TO (650) 328-3818.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Amendment No. 1 to the Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Menlo Park, California on this 29th day of April, 1999.

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
         Signature                                    Title                           Date
         ---------                                    -----                           ----
     /s/ JUNAID SHEIKH               Chairman of the Board of Directors,         April 29, 1999
     -----------------               President and Chief Executive Officer
      (Junaid Sheikh)                (Principal Executive Officer)


   /s/ DONALD K. MCCAULEY            Senior Vice President, Finance and          April 29, 1999
   ----------------------            Chief Financial Officer (Principal
     (Donald K. McCauley)            Financial Officer and Principal
                                     Accounting Officer)

    /s/ LIONEL M. ALLAN              Director                                    April 29, 1999
    -------------------
     (Lionel M. Allan)

   /s/ THOMAS E. FANELLA             Director                                    April 29, 1999
   ---------------------
    (Thomas E. Fanella)

     /s/ DAVID A. LAHAR              Director                                    April 29, 1999
     ------------------
      (David A. Lahar)

/s/ EUGENE M. MATALENE, JR.          Director                                    April 29, 1999
---------------------------
 (Eugene M. Matalene, Jr.)