Form 10-Q
period 1999-03-31
ACCOM INC
filed 1999-05-13
CIK 949335

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Quarter Ended March 31, 1999

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

         Yes _X_                                                        No ___

As of May 5, 1999, 10,123,247 shares of the Registrant's common stock, $0.001 par value, were outstanding.

                                   ACCOM, INC.

                 FORM 10-Q For the Quarter Ended March 31, 1999

                                      INDEX

                                                                            Page

         Facing sheet                                                          1
         Index                                                                 2
Part I.  Financial Information (unaudited)
Item 1.  a) Condensed consolidated interim balance sheets at
            March 31, 1999 and December 31, 1998                               3
         b) Condensed consolidated interim statements of
            operations for the three month periods                             4
            ended March 31, 1999 and March 31, 1998
         c) Condensed consolidated interim statements of
            cash flows for the three month periods ended
            March 31, 1999 and March 31, 1998                                  5
         d) Notes to condensed consolidated interim financial statements       6
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                             8
Item 3   Quantitative and Qualitative Disclosures About Market Risks          13
Part II. Other Information                                                    14
Item 1   Legal Proceedings                                                    14
Item 2   Changes in Securities and Use of Proceeds                            14
Item 3   Defaults Upon Senior Securities                                      14
Item 4   Submission of Matters to a Vote of Security Holders                  14
Item 5   Other Information                                                    14
Item 6   Exhibits and Reports on Form 8-K                                     14
         Signature                                                            16

                                           PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                    ACCOM, INC.
                                   CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS
                                       (In thousands, except per share data)

                                                                                                As of
                                                                                                -----
                                                                                       March 31,       December 31,
                                                                                       ---------       ------------
                                                                                         1999              1998
                                                                                       --------          --------
                                                                                      (Unaudited)         (Note)
                                    Assets
Current assets:
     Cash and cash equivalents                                                         $    342          $   --
     Accounts receivable, net                                                             4,476             3,578
     Inventories                                                                          3,847             5,345
     Other current assets                                                                 1,566               535
                                                                                       --------          --------
         Total current assets                                                            10,231             9,458
Property and equipment, net                                                               2,889             3,299
Intangibles, net                                                                          3,111             3,247
Restricted cash                                                                            --               1,132
Other assets                                                                                 77                77
                                                                                       --------          --------
         Total assets                                                                  $ 16,308          $ 17,213
                                                                                       ========          ========

                     Liabilities and Stockholders' Equity
Current liabilities:
     Bank borrowings - line of credit                                                  $   --            $  3,916
     Current portion of notes payable                                                       750               900
     Accounts  payable                                                                    2,035             2,108
     Accrued liabilities                                                                  3,441             3,823
     Customer deposits                                                                    1,291             1,285
     Deferred revenue                                                                        44                87
                                                                                       --------          --------
         Total current liabilities                                                        7,561            12,119
Long-term loans and notes payable, less current portion                                   4,304             1,165
Stockholders' equity:
     Common stock, $0.001 par value; 20,233 shares authorized; 10,123 and 10,121 shares issued and outstanding on
         March 31, 1999 and December 31, 1998, respectively                              24,197            24,197
        Notes receivable from stockholders                                                 (630)             (630)
     Accumulated deficit                                                                (19,124)          (19,638)
                                                                                       --------          --------
         Total stockholders' equity                                                       4,443             3,929
                                                                                       --------          --------

         Total liabilities and stockholders' equity                                    $ 16,308          $ 17,213
                                                                                       ========          ========

Note:    The condensed  consolidated  balance sheet at December 31, 1998,  has been derived from the audited annual consolidated balance sheet at that date but does not include all of the information and footnotes required by generally accepted accounting principles for a complete consolidated balance sheet.

         The accompanying notes are an integral part of these condensed consolidated interim financial statements.

                                          ACCOM, INC.
                    CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
                             (In thousands, except per share data)
                                          (Unaudited)

                                                                    Three months ended
                                                                    ------------------
                                                                        March 31,
                                                                        ---------
                                                              1999                    1998
                                                            --------                 --------
Net sales                                                   $  9,538                 $  3,073

Cost of sales                                                  4,059                    1,363
                                                            --------                 --------

Gross profit                                                   5,479                    1,710
                                                            --------                 --------

Operating expenses:
     Research and development                                  1,945                      835
     Marketing and sales                                       2,100                    1,180
     General and administrative                                  807                      306
                                                            --------                 --------

Total operating expenses                                       4,852                    2,321
                                                            --------                 --------

Operating income (loss)                                          627                     (611)

     Interest and other income (expenses), net                  (111)                      40
                                                            --------                 --------

     Income (loss) before provision
       for income taxes                                          516                     (571)

     Provision for income taxes                                    2                        5
                                                            --------                 --------

Net income (loss)                                           $    514                 $   (576)
                                                            ========                 ========

Net income (loss) per share - basic                         $   0.05                 $  (0.09)
                                                            ========                 ========

Net income (loss) per share - diluted                       $   0.05                 $  (0.09)
                                                            ========                 ========
Shares used in computation of net
     Income (loss) per share - basic                          10,122                    6,669
                                                            ========                 ========
Shares used in computation of net
     Income (loss) per share - diluted                        10,422                    6,669
                                                            ========                 ========

 The accompanying notes are an integral part of these condensed consolidated interim financial statements.

                                                   ACCOM, INC.
                             CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
                                                  (In thousands)
                                                   (Unaudited)

                                                                                          Three Months Ended
                                                                                          ------------------
                                                                                               March 31,
                                                                                               ---------
                                                                                         1999              1998
                                                                                       -------           -------
                     Cash flows from operating activities:
Net income (loss)                                                                      $   514           $  (576)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
     Depreciation and amortization                                                         422               145
     Changes in operating assets and liabilities:
         Accounts receivable                                                              (898)              835
         Inventories                                                                     1,498              (608)
         Other current assets                                                           (1,031)               17
         Accounts payable                                                                  (73)             (340)
         Accrued liabilities                                                              (382)              (45)
         Customer deposits                                                                   6                 7
         Deferred revenue                                                                  (43)              (28)
                                                                                       -------           -------
           Net cash provided by (used in) operating activities                              13              (593)
                                                                                       -------           -------

                     Cash flows from investing activities:
Expenditures for property and equipment                                                    (36)             (161)
Proceeds from disposal of property and equipment                                           160              --
                                                                                       -------           -------
           Net cash provided by (used in) investing activities                             124              (161)
                                                                                       -------           -------

                     Cash flows from financing activities:
Repayment of line of credit                                                             (3,916)             --
Repayment of notes payable                                                                (300)              (10)
Proceeds from long-term notes                                                            3,289              --
Issuance of common stock                                                                  --                  11
Restricted cash                                                                          1,132              --
                                                                                       -------           -------
           Net cash provided by financing activities                                       205                 1
                                                                                       -------           -------

Net increase (decrease) in cash and cash equivalents                                       342              (753)
Cash and cash equivalents at beginning of period                                          --               5,640
                                                                                       -------           -------
           Cash and cash equivalents at end of period                                  $   342           $ 4,887
                                                                                       =======           =======

     The accompanying notes are an integral part of these condensed consolidated interim financial statements

          NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  Basis of Preparation

         The condensed consolidated interim balance sheet as of March 31, 1999, and the condensed consolidated interim statements of operations and cash flows for the three month periods ended March 31, 1999 and 1998, have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting of normal accruals) necessary to present fairly the financial position as March 31, 1999 and the results of operations and cash for the three month periods ended March 31, 1999 and 1998, have been made.

         These condensed consolidated interim financial statements should be reviewed in conjunction with the audited consolidated annual financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the three months ended December 31, 1998. The results of operations for the three month periods ended March 31, 1999, are not necessarily indicative of the operating results for any future period.


Note 2.  Comprehensive Income

         Comprehensive income is equal to net income for the three month periods ended March 31, 1999 and 1998.


Note 3.  Inventories

         Inventories consist of the following (in thousands):

                                                    March 31,     December 31,
                                                    ---------     ------------
                                                      1999            1998
                                                     ------          ------
Purchased parts and materials                        $1,261          $2,399
Work-in-process                                         150             394
Finished goods                                          114             151
Demonstration inventory                               2,322           2,401
                                                     ------          ------
                                                     $3,847          $5,345
                                                     ======          ======


Note 4.  Debt

         The Company has a revolving line of credit with LaSalle Business Credit, Inc. ("LBC") that allows for borrowings up to $7.5 million subject to the level of eligible accounts receivable and the levels of certain inventory items. As of March 31, 1999, the Company had availability of $2.5 million under the line. There were no borrowings outstanding under this line of credit.

         Indebtedness under the line of credit accrues interest at LBC's prime rate plus 125 basis points. The term of the original agreement which established the line of credit is three years and is renewable on a yearly basis thereafter. The revolving loans are secured by all assets of the Company.

         Borrowings  under  the line are  subject  to  compliance  with  certain
financial  covenants.   The  Company  is  currently  in  compliance  with  these
covenants.

         On March 12, 1999, the Company completed a private placement of $3.5 million in senior subordinated convertible notes with a group of investors. The notes have a coupon rate of 6% per year, mature in the year 2004, and are convertible, at any time, into shares of Accom common stock at a price of $1.30 per share. The proceeds from these notes were used to repay the LBC line of credit.

         In conjunction with the sale of convertible notes, the Company and the investors entered into an Investors Rights Agreement. The Investors Right Agreement grants the investors, among other things, certain rights with respect to the common stock of the Company issuable upon conversion of the notes.

         The Company has two subordinated promissory notes of $750,000 and $1,315,000 issued to Scitex as partial consideration for the purchase of certain assets and liabilities and the business of Scitex Digital Video in December, 1998. The first note is due in April, 2000. Principal is to be paid together with interest in arrears on the unpaid principal balance at a variable rate equal to the Merrill Lynch Money Market Rate. The second note consists of $900,000 due in 1999 and $415,000 due in 2000. Payments are to be made on a quarterly basis starting on March 31, 1999. Principal is to be paid together with interest in arrears on the unpaid principal balance at an annual rate of 10%, increasing by 100 basis points at the beginning of every fiscal quarter, starting July 1, 1999. During the quarter ended March 31, 1999, the Company repaid $300,000 under the latter promissory note.

Note 5.  Net Income (Loss) Per Share

         The following table sets forth the computation of basis and diluted net income (loss) per share (in thousands, except for per share amounts):

                                                                                        For the Three Months Ended
                                                                                        --------------------------
                                                                                                 March 31,
                                                                                                 ---------
                                                                                           1999            1998
                                                                                          -------         -------
Net income (loss)                                                                         $   514         $  (576)
                                                                                          -------         -------
Shares used in computing basic net income (loss) per share                                 10,122           6,669
                                                                                          -------         -------
Basic net income (loss) per share                                                         $  0.05         $ (0.09)
                                                                                          -------         -------
Calculation of shares  outstanding  for computing  diluted net income (loss) per share:
  Shares used in computing basic net income (loss) per share                               10,122           6,669
  Shares used to reflect the effect of the assumed conversion of:
       Employee stock options                                                                 300            --
                                                                                          -------         -------
Shares used in computing fully-diluted net income (loss) per share                         10,422           6,669
                                                                                          -------         -------
Diluted net income (loss) per share                                                       $  0.05         $ (0.09)
                                                                                          -------         -------


Note 6.  Segment Information

Management has organized the business into four market sub-segments under one industry segment which includes activities relating to development, manufacturing and marketing of digital video equipment. The chief operating decision maker relies primarily on revenue to assess market segment performance. The following table presents revenue by market (in thousands):


                                                      For the Three Months Ended
                                                      --------------------------
                                                                March 31,
                                                                ---------
        Market                                          1999               1998
        ------                                         ------             ------
Production                                             $1,224             $1,838
Post Production                                         5,379                935
Distribution                                            1,887                 68
Other                                                   1,048                232
                                                       ------             ------
                                                       $9,538             $3,073
                                                       ======             ======

Substantially all of the Company's assets are in the United States. All sales to external customers are accepted and approved in the United States.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Consolidated Financial Statements as of December 31, 1998 and September 30, 1998 and 1997 and for the three-month periods ended December 31, 1998 and 1997 and the twelve-month periods ended September 30, 1998, 1997, and 1996, included in its Transition Report on Form 10-K for the Transition Period from October 1, 1998 to December 31, 1998.

         Additionally, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements. The Company desires to take advantage of the "safe harbor"
provisions of the Private Securities Litigation Reform Act of 1995. Specifically, the Company wishes to alert readers that the factors set forth in the Company's Transition Report on Form 10-K for the Transition Period from October 1, 1998 to December 31, 1998, under the sections in Item 1 entitled "Manufacturing and Suppliers," "Competition," "Proprietary Rights and Licenses" and "Additional Factors That May Affect Future Results," as well as other factors, could affect future results and have affected the Company's actual results in the past and could cause the Company's results for future years or quarters to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company, including without limitation, those contained in this 10-Q report. Forward-looking statements can be identified by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," and "continue" or similar words.

Overview

         Accom designs, manufactures, sells, and supports a complete line of digital video signal processing, editing, and disk recording, and virtual set tools, primarily for the worldwide, professional video production, post production and live broadcasting, and computer video production and post-production, marketplaces. The Company's systems are designed to be used by video professionals to create, edit and broadcast high quality video content such as television shows, commercials, news, music videos and video games.

         The following table  summarizes the Company's  products and the primary marketplaces they address:
----------------------------------------------------------------------------------------------------------------------------------
           MARKETS / Product                                         Primary Applications
----------------------------------------------------------------------------------------------------------------------------------
PRODUCTION:
----------------------------------------------------------------------------------------------------------------------------------
Virtual Set Production Tools
----------------------------------------------------------------------------------------------------------------------------------
     ELSET(R) Virtual Set                    Virtual sets for high-end video content creation Production in real time
----------------------------------------------------------------------------------------------------------------------------------
Computer Graphics and Animation
Digital Disk Recorders
----------------------------------------------------------------------------------------------------------------------------------
     WSD(R)/2Xtreme                         Desktop computer graphics and animation production
----------------------------------------------------------------------------------------------------------------------------------
POST PRODUCTION:
----------------------------------------------------------------------------------------------------------------------------------
Digital Signal Processors
----------------------------------------------------------------------------------------------------------------------------------
     8150 Digital Switcher                   Digital  switcher for on-line post  production  editing for commercials and long form television programs
----------------------------------------------------------------------------------------------------------------------------------
Digital Editors
----------------------------------------------------------------------------------------------------------------------------------
     Axial(R) 3000                           Edit  controller for on-line post  production  editing for  commercials and long form television programs

     Sphere family of products               Integrated  non-linear  editing  workstation  for long and short  form  programs  and commercials
----------------------------------------------------------------------------------------------------------------------------------
Video Digital Disk Recorders
----------------------------------------------------------------------------------------------------------------------------------
     APR(TM)/Attache                         On-line  post  production  editing and effects  and on-air  playback of graphics  for broadcast
----------------------------------------------------------------------------------------------------------------------------------
DISTRIBUTION:
----------------------------------------------------------------------------------------------------------------------------------
     Digital Signal Processors
----------------------------------------------------------------------------------------------------------------------------------
          Dveous(TM) and Brutus              Digital Video  Effects  systems for news and sports
----------------------------------------------------------------------------------------------------------------------------------
     Digital News Graphics and Clip Servers
----------------------------------------------------------------------------------------------------------------------------------
          Axess(TM)                          Creation and broadcast distribution of news graphics and short video segments
----------------------------------------------------------------------------------------------------------------------------------

         The Company's revenues are currently derived primarily from product sales. The Company generally recognizes revenue upon product shipment. If significant obligations exist at the time of shipment, revenue recognition is deferred until obligations are met.

         The Company's gross margin has historically fluctuated from quarter to quarter. Gross margins are dependent on the mix of higher and lower-priced products having various gross margin percentages and the percentage of sales made through direct and indirect distribution channels.

Results of Operations

Three Months Ended March 31, 1999 and March 31, 1998

         The  following  table  presents the  Company's  Condensed  Consolidated
Interim Statements of Operations for the three months ended March 31, 1999 and 1998 as reported (dollar amounts in thousands, except per share data):

                                                           Three Months Ended
                                                           ------------------
                                                                March 31,                 Increase (Decrease)
                                                                ---------                 -------------------
                                                         1999             1998             Amount         Percent
                                                        -------          -------          -------         -------
Net sales                                               $ 9,538          $ 3,073          $ 6,465            210.4%
Cost of sales                                             4,059            1,363            2,696            197.8%
                                                        -------          -------          -------            -----
     Gross profit                                         5,479            1,710            3,769            220.4%
Operating expenses:
  Research and development                                1,945              835            1,110            132.9%
  Marketing and sales                                     2,100            1,180              920             78.0%
  General and administrative                                807              306              501            163.7%
                                                        -------          -------          -------            -----
  Total operating expenses                                4,852            2,321            2,531            109.0%
                                                        -------          -------          -------            -----
Operating income (loss)                                     627             (611)           1,238            202.6%
Interest and other income (expenses), net                  (111)              40             (151)          (377.5%)
                                                        -------          -------          -------            -----
Income (loss) before provision for income taxes             516             (571)           1,087            190.4%
Provision for income taxes                                    2                5               (3)           (60.0%)
                                                        -------          -------          -------            -----
Net income (loss)                                       $   514          $  (576)           1,090            189.2%
                                                        =======          =======          =======            =====

         The following table presents the Company's Condensed Consolidated Interim Statements of Operations for the three months ended March 31, 1999 and 1998, as a percentage of net sales, as reported:

                                                  Three Months Ended
                                                  ------------------
                                                       March 31,       Increase
                                                       ---------       --------
                                                   1999        1998   (Decrease)
                                                   ----        ----   ----------
Net sales                                          100.0%    100.0%     0.0%
Cost of sales                                       42.6%     44.3%    (1.7)%
                                                   -----     -----    -----
           Gross margin                             57.4%     55.7%     1.7%
Operating expenses:
     Research and development                       20.4%     27.2%    (6.8)%
     Marketing and sales                            22.0%     38.4%   (16.4)%
     General and administrative                      8.4%     10.0%    (1.6)%
                                                   -----     -----    -----
     Total operating expenses                       50.8%     75.6%   (24.8)%
                                                   -----     -----    -----
Operating income (loss)                              6.6%    (19.9)%   26.5%
Interest and other income (expenses),  net          (1.2)%     1.3%    (2.5)%
                                                   -----     -----    -----
Income (loss) before provision for income taxes      5.4%    (18.6)%   24.0%
Provision for income taxes                           --        0.1%   (0.1)%
                                                   -----     -----    -----
Net income (loss)                                    5.4%    (18.7)%   24.1%
                                                   =====     =====    =====


         Net sales. The increase in net sales during the three months ended March 31, 1999, from levels for the same period in 1998 was primarily due to increased sales in the post production and distribution marketplaces as well as increased customer service revenues. The increased sales resulted largely from sales from product lines acquired in the Scitex Digital Video acquisition. International sales for the three months ended March 31, 1999 and 1998, represented 34.4% and 50.5% of net sales, respectively.

         The following table presents net sales dollar volume for the three months ended March 31, 1999 and 1998, by market and related percentages of total net sales (dollar amounts in thousands):

                                              Three Months Ended
                                              ------------------
                                                   March 31,
                                                   ---------
                                        1999                        1998
                                        ----                        ----
       Marketplace             Amount         Percent     Amount         Percent
       -----------             ------         -------     ------         -------
Production                     $1,224           12.8%     $1,838           59.8%
Post Production                 5,379           56.4%        935           30.4%
Distribution                    1,887           19.8%         68            2.2%
Other                           1,048           11.0%        232            7.6%
                               ------          -----      ------          -----
                               $9,538          100.0%     $3,073          100.0%
                               ======          =====      ======          =====

         Cost of sales. Cost of sales, as a percentage of sales, decreased for the three months ended March 31, 1999, from levels for the three months ended March 31, 1998, as a result of increased overall sales and a higher proportion of higher-margin, customer service sales.

         Research and development. Research and development expenses for the three months ended March 31, 1999, increased over levels for the same period in 1998 primarily due to increases in headcount, consultant expenses, and materials and services related to specific project development. The increase in headcount was primarily a result of the acquisition of the Scitex Digital Video assets and business in December, 1998.

         Marketing and sales. Marketing and sales expenses for the three months ended March 31, 1999 increased over levels for the three months ended March 31, 1998, primarily due to increases in headcount and related overhead expenses and sales commission expenses. The increase in headcount was primarily a result of the acquisition of the Scitex Digital Video assets and business in December, 1998.

         General and administrative. The increase in general and administrative expenses for the three months ended March 31, 1999 from levels for the same period in 1998 was primarily due to increases in headcount, professional fees, and amortization of intangibles. The increase in headcount was primarily a result of the acquisition of the Scitex Digital Video assets and business in December, 1998.

         Interest and other income, net. Interest and other income, net, for the three months ended March 31, 1999, decreased over levels for the three months ended March 31, 1998, due to a decrease in the levels of interest-paying investments as well as an increase in debt taken on, in part, to fund the acquisition of the Scitex Digital Video assets and business.

         Provision for income taxes. For the three months ended March 31, 1999 and 1998, the Company was in a net operating loss carryforward position.

Liquidity and Capital Resources

         Since inception, the Company has financed its operations and expenditures for property and equipment through the sale of capital stock, borrowings under a bank line of credit and term loans. As of March 31, 1998, the Company had $342,000 of cash and cash equivalents.

         Operating activities provided $13,000 in net cash in the three months ended March 31, 1999, and used $593,000 in net cash in the three months ended March 31, 1998. Net cash provided by operations in the three months ended March 31, 1999, was due primarily to net income and a decrease in inventories offset primarily by an increase in accounts receivable and other current assets. Proceeds from long-term loans, together with cash provided by operating activities, were used in financing activities for the repayment of amounts borrowed previously under a line of credit. Net cash used by operations in the three months ended March 31, 1998 was primarily due to the net loss, an increase in inventories, and a decrease in accounts payable partially offset by a decrease in accounts receivable. Additional cash was used in investing activities for the purchase of property and equipment.

         On December 10, 1998, the Company signed an agreement with LaSalle Business Credit, Inc., a member of the ABN AMRO group, for a revolving line of credit for up to $7.5 million. The agreement was amended on March 11, 1999. The credit line is secured by all the assets of the Company. The availability under this line is primarily calculated based on eligible accounts receivable and certain inventory items. Borrowings under the line are subject to certain financial covenants and, as of March 31, 1999, the Company was in compliance with these covenants. As of March 31, 1999, the Company had no borrowings outstanding under the line.

         On March 12, 1999, the Company completed a private placement of $3.5 million in senior subordinated convertible notes with a group of investors. The notes have a coupon rate of 6% per year, mature in 2004, and are convertible, at any time, into shares of Accom common stock at a price of $1.30 per share. Proceeds from the private placement were used to partially repay the revolving line of credit.

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

Status of Progress in Becoming Year 2000 Compatible

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

         Information Technology Program: Internal applications systems such as inventory and financial accounting software, computer network hardware and software, and software applications programs may have Year 2000 problems. As a result of the acquisition of Scitex Digital Video (SDV) on December 10, 1998, the Company decided to use the Man-Man software already in use at SDV as its main inventory and accounting software. The Man-Man software currently in use is version 10.2 which is not Year 2000 compliant. Version 11.3, an upgrade of this software, is Year 2000 compliant and has been procured by the Company by renewal of its Man-Man license at a cost of $67,000. Total cost to implement this upgrade is estimated to be less than $100,000. As of March 31, 1999, at least $20,000 of expected costs had been identified which related to replacement of software applications and operating systems (which currently are readily available for licensing by the Company) which the Company anticipates will take place in the third quarter of 1999. Related to these software upgrades, hardware on certain computers may also need to be replaced to make them compatible with the upgraded software. The estimated cost of replacing such hardware is $50,000. If required modifications to existing software and hardware and conversions to new software are not made, or are not completed in a timely way, the Year 2000 Issue could have a material impact on the operations of the Company due to the inability to accurately and effectively track inventory and other financial results.

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

         Third Party Program: The Company relies on numerous vendors in the course of operating the business. If these vendors encounter Year 2000 problems which impact their ability to deliver goods and services to the Company, the Company's business might be materially and adversely affected. The Company has not to date conducted a comprehensive survey of its vendors to determine their Year 2000 readiness, but anticipates doing so in the first half of 1999. The Company has not yet determined the extent to which the Company's operations are vulnerable to those third parties' failure to remediate their own Year 2000 issues. In order to protect against the acquisition of additional non-compliant products, the Company will require that certain hardware and software suppliers providing goods and services to the Company after June, 1999, warrant that products sold or licensed to the Company are Year 2000 compliant. Finally, the Company is also vulnerable to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions.

         The Company anticipates addressing and remedying the critical Year 2000 issues by the third quarter of 1999, which is prior to any anticipated impact on its operating systems and expects the Year 2000 project to continue beyond the year 2000 with respect to resolution of non-critical issues. These dates are contingent upon the timeliness and accuracy of software and hardware upgrades from vendors, adequacy and quality of resources available to work on completion of the project and any other unforeseen factors. There can be no assurance that the Company will be successful in its efforts to resolve any Year 2000 issues and to continue operations in the year 2000. The failure of the Company to successfully resolve such issues could result in a shutdown of some or all of the Company's operations, which would have a material adverse effect on the Company.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risks

         Accom develops its technology in the United States and sells its products primarily in North America, Europe, and the Far East. As a result, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As all of the Company's sales are currently made in U.S. dollars, a strengthening of the dollar could make the Company's products less competitive in foreign markets. The Company's interest expense on short-term notes payable and long-term loans and notes payable are sensitive to changes in the general level of interest rates. Due to the nature of the Company's debts, the Company has concluded that there is currently no material market risk exposure. Therefore, no quantitative tabular disclosures have been presented.

                           Part II. Other Information

Item 1. Legal Proceedings

None.


Item 2. Changes in Securities and Use of Proceeds

None.


Item 3. Defaults Upon Senior Securities

None.


Item 4. Submission of Matters to a Vote of Security Holders

None.


Item 5. Other Information

None.


Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits.

         4.6* Amendment No. 4 to Preferred Shares Rights Agreement, dated as of May 4, 1999, between the Company and U.S. Stock Transfer Corporation

        27.1   Financial Data Schedule (EDGAR filed version only)

        *Incorporated by reference to an exhibit filed with the Company's Amendment No. 3 to Registration Statement on Form 8-A/A (File No. 0-26620), filed on May 7, 1999.

(b) Reports on Form 8-K.

        On December 23, 1998, the Company filed a Current Report on Form 8-K to report the Company's acquisition of the assets of Scitex Digital Video, Inc. ("Scitex") and certain of Scitex's affiliates as well as the details of the financing the Company obtained related to such acquisition, including a loan agreement and a sale of common stock. The Company did not file the audited historical financial statements of the acquired business and the pro forma financial statements of the combined businesses required to be filed as an amendment to the Form 8-K within 60 days after the original filing due date because the audited financial statements for Scitex Digital Video did not exist. The Company currently is in the process of arranging for the preparation of the audited financials of Scitex Digital Video and will file the financial statements required by such Form 8-K as soon as practicable after the audit is complete.

        On March 26, 1999, the Company filed a Current Report on Form 8-K to report the issuance of senior subordinated convertible notes in the aggregate principal amount of $3,500,000 (the "notes") to a group of six investors led by American Bankers Insurance Group, Inc. The notes mature on March 12, 2004 and bear interest at the rate of 6% per annum, payable quarterly beginning on June 30, 1999. The Company used the proceeds from the issuance of the notes for the repayment of indebtedness. The notes are convertible into shares of the Company's common stock at any time at the option of the holders. The number of shares of the Company's common stock to be received upon conversion is calculated by dividing the outstanding principal amount of the notes by a conversion price of $1.30, subject to certain adjustments.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


         ACCOM, INC.


         By: /s/  JUNAID SHEIKH
             ----------------------------
                   (Junaid Sheikh)
         Chairman, President and Chief Executive Officer
         (Principal Executive Officer)


         By: /s/  DONALD K. McCAULEY
             ----------------------------
                  (Donald K. McCauley)
         Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)


         Date:  May 13, 1999