Form 10-Q
period 1999-06-30
ACCOM INC
filed 1999-08-12
CIK 949335

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Quarter Ended June 30, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition period from ________ to_________.

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

Yes ___                                                                   No _X_

As of August 3, 1999, 10,123,247 shares of the Registrant's common stock, $0.001 par value, were outstanding.

                                                    ACCOM, INC.

                                   FORM 10-Q For the Quarter Ended June 30, 1999

                                                       INDEX

                                                                                                             Page
                                                                                                             ----
             Facing sheet                                                                                      1

             Index                                                                                             2

Part I.      Financial Information (unaudited)

Item 1.      a)      Condensed consolidated interim balance sheets at June 30, 1999 and December 31, 1998      3

             b)      Condensed consolidated interim statements of operations for the three and six month       4
                     periods ended June 30, 1999 and June 30, 1998

             c)      Condensed  consolidated  interim  statements  of cash flows for the six month periods
                     ended June 30, 1999 and June 30, 1998                                                     5

             d)      Notes to condensed consolidated interim financial statements                              6

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations             8

Item 3       Quantitative and Qualitative Disclosures About Market Risks                                      15

Part II.     Other Information                                                                                16

Item 1       Legal Proceedings                                                                                16

Item 2       Changes in Securities and Use of Proceeds                                                        16

Item 3       Defaults Upon Senior Securities                                                                  16

Item 4       Submission of Matters to a Vote of Security Holders                                              17

Item 5       Other Information                                                                                18

Item 6       Exhibits and Reports on Form 8-K                                                                 18

             Signature                                                                                        19

                                           PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                    ACCOM, INC.
                                   CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS
                                       (In thousands, except per share data)

                                                                                                                  As of
                                                                                                        ----------------------------
                                                                                                        June 30,        December 31,
                                                                                                          1999             1998
                                                                                                          ----             ----
                                                                                                       (Unaudited)        (Note)
                                   Assets
Current assets:
     Cash and cash equivalents                                                                           $    977        $   --
     Accounts receivable, net                                                                               4,140           3,578
     Inventories                                                                                            3,589           5,345
       Other current assets                                                                                 1,094             535
                                                                                                         --------        --------
         Total current assets                                                                               9,800           9,458
Property and equipment, net                                                                                 2,660           3,299
Intangibles, net                                                                                            2,974           3,247
Restricted cash                                                                                              --             1,132
Other assets                                                                                                   80              77
                                                                                                         --------        --------
         Total assets                                                                                    $ 15,514        $ 17,213
                                                                                                         ========        ========


                    Liabilities and Stockholders' Equity
Current liabilities:
     Bank borrowings - line of credit                                                                    $   --          $  3,916
     Current portion of notes payable                                                                       1,765             900
     Accounts  payable                                                                                      2,405           2,108
     Accrued liabilities                                                                                    3,217           3,823
     Customer deposits                                                                                        969           1,285
     Deferred revenue                                                                                          15              87
                                                                                                         --------        --------
         Total current liabilities                                                                          8,371          12,119
Long-term loans and notes payable, less current portion                                                     3,299           1,165
Stockholders' equity:
     Common stock, $0.001 par value; 20,233 shares authorized;
         10,123  and  10,121 shares  issued and outstanding on
         June 30,  1999 and  December  31, 1998,  respectively                                             24,197          24,197
     Notes receivable from stockholders                                                                      (630)           (630)
     Accumulated deficit                                                                                  (19,723)        (19,638)
                                                                                                         --------        --------
         Total stockholders' equity                                                                         3,844           3,929
                                                                                                         --------        --------


         Total liabilities and stockholders' equity                                                      $ 15,514        $ 17,213
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

                                                    ACCOM, INC.
                              CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
                                       (In thousands, except per share data)
                                                    (Unaudited)

                                                                           Three Months Ended,                Six Months Ended,
                                                                                June 30,                          June 30,
                                                                          ---------------------             ---------------------
                                                                          1999             1998             1999             1998
                                                                          ----             ----             ----             ----
Net sales                                                               $  8,348         $  3,028         $ 17,886         $  6,101

Cost of sales                                                              3,870            1,546            7,929            2,909
                                                                        --------         --------         --------         --------

Gross profit                                                               4,478            1,482            9,957            3,192
                                                                        --------         --------         --------         --------

Operating expenses:
     Research and development                                              1,836              773            3,781            1,608
     Marketing and sales                                                   2,339            1,362            4,439            2,542
     General and administrative                                              840              340            1,647              646
                                                                        --------         --------         --------         --------

Total operating expenses                                                   5,015            2,475            9,867            4,796
                                                                        --------         --------         --------         --------
Operating income (loss)                                                     (537)            (993)              90           (1,604)

Interest and other income (expenses), net                                    (62)              41             (173)              81
                                                                        --------         --------         --------         --------
Loss before provision for income taxes                                      (599)            (952)             (83)          (1,523)

Provision for income taxes                                                  --               --                  2                5
                                                                        --------         --------         --------         --------
Net loss                                                                $   (599)        $   (952)        $    (85)        $ (1,528)
                                                                        ========         ========         ========         ========

Net loss per share - basic and diluted                                  $  (0.06)        $  (0.14)        $  (0.01)        $  (0.23)
                                                                        ========         ========         ========         ========
Shares used in computation of net
      loss per share - basic and diluted                                  10,123            6,672           10,123            6,671
                                                                        ========         ========         ========         ========

              The accompanying notes are an integral part of these condensed consolidated interim financial statements.

                                                    ACCOM, INC.
                              CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
                                                  (In thousands)
                                                    (Unaudited)
                                                                                                            Six Months Ended
                                                                                                            ----------------
                                                                                                                June 30,
                                                                                                         ------------------------
                                                                                                         1999                1998
                                                                                                         ----                ----
                   Cash flows from operating activities:
Net loss                                                                                                $   (85)            $(1,530)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
     Depreciation and amortization                                                                          821                 293
     Changes in operating assets and liabilities:
         Accounts receivable                                                                               (562)              1,143
         Inventories                                                                                      1,756                (371)
         Other current assets                                                                              (559)                 90
         Other assets                                                                                        (3)               --
         Accounts payable                                                                                   297                (518)
         Accrued liabilities                                                                               (606)               (211)
         Customer deposits                                                                                 (316)                 (9)
         Deferred revenue                                                                                   (72)                (49)
                                                                                                        -------             -------
           Net cash provided by (used in) operating activities                                              671              (1,162)
                                                                                                        -------             -------

                   Cash flows from investing activities:
Expenditures for property and equipment                                                                    (256)               (233)
Proceeds from disposal/reclassification of property and equipment                                           347                --
                                                                                                        -------             -------
           Net cash provided by (used in) investing activities                                               91                (233)

                   Cash flows from financing activities:
Repayment of line of credit                                                                              (3,916)               --
Repayment of notes payable                                                                                 (300)                (10)
Proceeds from long-term notes                                                                             3,299                --
Issuance of common stock                                                                                   --                    13
Purchase of common stock                                                                                   --                    (4)
Restricted cash                                                                                           1,132                --
                                                                                                        -------             -------
           Net cash provided by (used in) financing activities                                              215                  (1)
                                                                                                        -------             -------

Net increase (decrease) in cash and cash equivalents                                                        977              (1,396)
Cash and cash equivalents at beginning of period                                                           --                 5,640
                                                                                                        -------             -------
           Cash and cash equivalents at end of period                                                   $   977             $ 4,244
                                                                                                        =======             =======

              The accompanying notes are an integral part of these condensed consolidated interim financial statements.

          NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  Basis of Preparation

         The condensed consolidated interim balance sheet as of June 30, 1999, the condensed consolidated interim statements of operations for the three and six month periods ended June 30, 1999 and 1998, and the condensed consolidated interim statements of cash flows for the six month periods ended June 30, 1999 and 1998 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting of normal accruals) necessary to present fairly the financial position as of June 30, 1999 and the results of operations and cash flows for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations.

         These condensed consolidated interim financial statements should be reviewed in conjunction with the audited consolidated annual financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the three months ended December 31, 1998. The results of operations for the three and six month periods ended June 30, 1999, are not necessarily indicative of the operating results for any future period.



Note 2.  Comprehensive Income

         Comprehensive loss is equal to net loss for the three and six month periods ended June 30, 1999 and 1998.



Note 3.  Inventories

         Inventories consist of the following (in thousands):
                                                       June 30,                    December 31,
                                                         1999                          1998
                                                         ----                          ----

      Purchased parts and materials             $         1,044                $        2,399
      Work-in-process                                       891                           394
      Finished goods                                        175                           151
      Demonstration inventory                             1,479                         2,401
                                             ----------------------------- -----------------------------
                                                $         3,589                $        5,345
                                             ============================= =============================


Note 4.  Debt

         The Company has a revolving line of credit ("line") with LaSalle Business Credit, Inc. ("LBC"). The line of credit was originally established in December, 1998. The line provides for borrowings subject to the level of eligible accounts receivable and inventories. In July, 1999, certain aspects of the line were modified in an amendment to the agreement between the Company and LBC. Among the changes were a reduction in the amount of the line from $7.5 million to $4.0 million, a reduction in the borrowing base, an increase in the interest rate by 50 basis points, and changes in certain financial covenants. As of June 30, 1999, the Company had availability of $4.5 million under the line, and there were no borrowings outstanding under the line.

         Indebtedness under the line of credit accrues interest at LBC's prime rate plus 175 basis points. The term of the original agreement which established the line of credit is three years and is renewable on a yearly basis thereafter. The revolving loans are secured by all assets of the Company.

         Borrowings under the line are subject to compliance with certain financial covenants. The Company is currently in compliance with these covenants (as amended).

         On March 12, 1999, the Company completed a private placement of $3.5 million in senior subordinated convertible notes with a group of investors. The notes have a coupon rate of 6% per year, mature in the year 2004, and are convertible, at any time, into shares of Accom common stock at a price of $1.30 per share. The proceeds from these notes were used to pay the balance outstanding on the LBC line of credit at the time the proceeds were received.

         In conjunction with the sale of convertible notes, the Company and the investors entered into an Investors Rights Agreement. The Investors Right Agreement grants the investors, among other things, certain rights with respect to the common stock of the Company issuable upon conversion of the notes.

         The Company has two subordinated promissory notes of $750,000 and $1,315,000 issued to Scitex Digital Video as partial consideration for the purchase of certain assets and liabilities and the business of Scitex Digital Video in December, 1998. The first note is due in April, 2000. Principal is to be paid together with interest in arrears on the unpaid principal balance at a variable rate equal to the Merrill Lynch Money Market Rate. The second note consists of $900,000 due in 1999 and $415,000 due in 2000. Payments are to be made on a quarterly basis starting on March 31, 1999. Principal is to be paid together with interest in arrears on the unpaid principal balance at an annual rate of 10%, increasing by 100 basis points at the beginning of every fiscal quarter, starting July 1, 1999.


Note 5.  Segment Information

         Management has organized the business into four market sub-segments under one industry segment which includes activities relating to development, manufacturing and marketing of digital video equipment. The chief operating decision maker relies primarily on revenue to assess market segment performance.
The following table presents revenue by market (in thousands):

                                                                   For the Three Months Ended   For the Six Months Ended
                                                                            June 30,                     June 30,
                                                                   --------------------------   ------------------------
         Market                                                        1999          1998           1999          1998
         ------                                                        ----          ----           ----          ----
Production                                                         $       744   $    1,405     $    1,968    $    3,243
Post Production                                                          4,265          592          9,644         1,527
Distribution                                                             2,316          899          4,203           967
Other                                                                    1,023          132          2,071           364
                                                                   ------------- -------------- ------------- -------------
                                                                   $     8,348   $    3,028     $   17,886    $    6,101
                                                                   ============= ============== ============= =============

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

         The following table  summarizes the Company's  products and the primary marketplaces they address:
----------------------------------------------------------------------------------------------------------------
                  MARKETS / Product                              Primary Applications
----------------------------------------------------------------------------------------------------------------
PRODUCTION:
----------------------------------------------------------------------------------------------------------------
  Virtual Set Production Tools
----------------------------------------------------------------------------------------------------------------
    ELSET(R) Virtual Set                                Virtual sets for high-end video content creation
                                                        Production in real time
----------------------------------------------------------------------------------------------------------------
  Computer Graphics and Animation Digital Disk Recorders
----------------------------------------------------------------------------------------------------------------
    WSD(R)/2Xtreme                                      Desktop computer graphics and animation production
----------------------------------------------------------------------------------------------------------------
POST PRODUCTION:
----------------------------------------------------------------------------------------------------------------
  Digital Signal Processors
----------------------------------------------------------------------------------------------------------------
    8150 Digital Switcher                               Digital switcher for on-line post production editing
                                                        for commercials and long form television programs
----------------------------------------------------------------------------------------------------------------
  Digital Editors
----------------------------------------------------------------------------------------------------------------
    Axial(R) 3000                                       Edit controller for on-line post production editing
                                                        for commercials and long form television programs
    Sphere family of                                    Integrated non-linear editing workstation for long and
      products                                          short form programs and commercials
----------------------------------------------------------------------------------------------------------------
  Video Digital Disk Recorders
----------------------------------------------------------------------------------------------------------------
     APR(TM)/Attache                                    On-line post production editing and effects and on-air
                                                        playback of graphics for broadcast
----------------------------------------------------------------------------------------------------------------
DISTRIBUTION
----------------------------------------------------------------------------------------------------------------
  Digital Signal Processors
----------------------------------------------------------------------------------------------------------------
     Dveous(TM) and Brutus                              Digital Video Effects systems for news and sports
----------------------------------------------------------------------------------------------------------------
  Digital News Graphics and Clip Servers
----------------------------------------------------------------------------------------------------------------
     Axess(TM)                                          Creation and broadcast distribution of news graphics
                                                        and short video segments
----------------------------------------------------------------------------------------------------------------

         The Company's revenues are currently derived primarily from product sales. The Company generally recognizes revenue upon product shipment. If significant obligations exist at the time of shipment, revenue recognition is deferred until such obligations are met.

         The Company's gross margin has historically fluctuated from quarter to quarter. Gross margins are dependent on the mix of higher and lower-priced products having various gross margin percentages and the percentage of sales made through direct and indirect distribution channels.

Results of Operations

Three Months Ended June 30, 1999 and June 30, 1998

         The  following  table  presents the  Company's  Condensed  Consolidated
Interim  Statements of  Operations  for the three months ended June 30, 1999 and
1998 as reported (dollar amounts in thousands):
                                                                         Three Months Ended
                                                                              June 30,                      Increase (Decrease)
                                                                       ----------------------             -------------------------
                                                                       1999              1998             Amount            Percent
                                                                       ----              ----             ------            -------
Net sales                                                            $ 8,348           $ 3,028           $ 5,320             175.7%
Cost of sales                                                          3,870             1,546             2,324             150.3%
                                                                     -------           -------           -------             -----
     Gross profit                                                      4,478             1,482             2,996             202.2%
Operating expenses:
  Research and development                                             1,836               773             1,063             137.5%
  Marketing and sales                                                  2,339             1,362               977              71.7%
  General and administrative                                             840               340               500             147.1%
                                                                     -------           -------           -------             -----
     Total operating expenses                                          5,015             2,475             2,540             102.6%
                                                                     -------           -------           -------             -----
Operating loss                                                          (537)             (993)              456              45.9%
 Interest and other income (expenses), net                               (62)               41              (103)           (251.2%)
                                                                     -------           -------           -------             -----
Net loss                                                             $  (599)          $  (952)              353              37.1%
                                                                     =======           =======           =======             =====

         The  following  table  presents the  Company's  Condensed  Consolidated
Interim Statements of Operations for the three months ended June 30, 1999 and 1998, as a percentage of net sales, as reported:

                                                                                    Three Months Ended    Increase
                                                                                         June 30,        (Decrease)
                                                                                         --------        ----------
                                                                                      1999       1998
                                                                                      ----       ----
Net sales                                                                             100.0 %    100.0 %       -- %
Cost of sales                                                                          46.4 %     51.1 %     (4.7)%
                                                                                   ---------------------------------
           Gross margin                                                                53.6 %     48.9 %      4.7 %
Operating expenses:
     Research and development                                                          22.0 %     25.5 %     (3.5)%
     Marketing and sales                                                               28.0 %     45.0 %    (17.0)%
     General and administrative                                                        10.1 %     11.2 %     (1.1)%
                                                                                   ---------------------------------
        Total operating expenses                                                       60.1 %     81.7 %    (21.6)%
                                                                                   ---------------------------------
Operating loss                                                                         (6.5)%    (32.8)%     26.3 %
Interest and other income (expenses),  net                                             (0.7)%      1.4 %     (2.1)%
                                                                                   ---------------------------------
Net loss                                                                               (7.2)%    (31.4)%     24.2 %
                                                                                   =================================

         Net sales. The increase in net sales during the three months ended June 30, 1999, from levels for the same period in 1998 was primarily due to increased sales in the post production and distribution marketplaces as well as increased customer service revenues. The increased sales resulted largely from sales from product lines acquired in the Scitex Digital Video acquisition. International sales for the three months ended June 30, 1999 and 1998, represented 32.6% and 39.7% of net sales, respectively.

         The following table presents net sales dollar volume for the three months ended June 30, 1999 and 1998, by market and related percentages of total net sales (dollar amounts in thousands):

                                                                           Three Months Ended
                                                                                June 30,
                                                        --------------------------------------------------------
                                                                  1999                             1998
                                                         ---------------------             ---------------------
                     Marketplace                         Amount        Percent             Amount        Percent
                     -----------                         ------        -------             ------        -------
Production                                            $     744           8.9%         $    1,405           46.4%
Post Production                                           4,265          51.1%                592           19.6%
Distribution                                              2,316          27.7%                899           29.7%
Other                                                     1,023          12.3%                132            4.3%
                                                      -----------------------------    -----------------------------
                                                      $   8,348         100.0%         $    3,028          100.0%
                                                      =============================    =============================

         Cost of sales. Cost of sales, as a percentage of sales, decreased for the three months ended June 30, 1999, from levels for the three months ended June 30, 1998, as a result of increased overall sales and a higher proportion of higher-margin, customer service sales.

         Research and development. Research and development expenses for the three months ended June 30, 1999, increased over levels for the same period in 1998 primarily due to increases in headcount, consultant expenses, and materials and services related to specific project development. The increase in headcount was primarily a result of the acquisition of the Scitex Digital Video assets and business in December, 1998.

         Marketing and sales. Marketing and sales expenses for the three months ended June 30, 1999 increased over levels for the three months ended June 30, 1998, primarily due to increases in headcount and related overhead expenses, sales commission expenses, and travel expenses. The increase in headcount was primarily a result of the acquisition of the Scitex Digital Video assets and business in December, 1998.

         General and administrative. The increase in general and administrative expenses for the three months ended June 30, 1999 from levels for the same period in 1998 was primarily due to increases in headcount and related overhead expenses, consultant fees, and amortization of intangibles. The increase in headcount was primarily a result of the acquisition of the Scitex Digital Video assets and business in December, 1998.

         Interest and other income, net. Interest and other income, net, for the three months ended June 30, 1999, decreased over levels for the three months ended June 30, 1998, due to a decrease in the levels of interest-paying investments as well as an increase in debt taken on, in part, to fund the acquisition of the Scitex Digital Video assets and business.

Results of Operations

Six Months Ended June 30, 1999 and June 30, 1998

         The  following  table  presents the  Company's  Condensed  Consolidated
Interim Statements of Operations for the six months ended June 30, 1999 and 1998 as reported (dollar amounts in thousands):
                                                                         Six Months Ended
                                                                             June 30,                         Increase (Decrease)
                                                                             --------                         -------------------
                                                                      1999               1998              Amount            Percent
                                                                      ----               ----              ------            -------
Net sales                                                           $ 17,886           $  6,101           $ 11,785           193.2%
Cost of sales                                                          7,929              2,909              5,020           172.6%
                                                                    --------           --------           --------           -----
     Gross profit                                                      9,957              3,192              6,765           211.9%
Operating expenses:
  Research and development                                             3,781              1,608              2,173           135.1%
  Marketing and sales                                                  4,439              2,542              1,897            74.6%
  General and administrative                                           1,647                646              1,001           155.0%
                                                                    --------           --------           --------           -----
     Total operating expenses                                          9,867              4,796              5,071           105.7%
                                                                    --------           --------           --------           -----
Operating income (loss)                                                   90             (1,604)             1,694           105.6%
Interest and other income (expenses), net                               (173)                81               (254)         (313.6%)
                                                                    --------           --------           --------           -----
Loss before provision for income taxes                                   (83)            (1,523)             1,440            94.6%
Provision for income taxes                                                 2                  5                 (3)          (60.0%)
                                                                    --------           --------           --------           -----
Net loss                                                            $    (85)          $ (1,528)             1,443            94.4%
                                                                    ========           ========           ========           =====

         The  following  table  presents the  Company's  Condensed  Consolidated
Interim Statements of Operations for the six months ended June 30, 1999 and 1998, as a percentage of net sales, as reported:

                                                                                     Six Months Ended    Increase
                                                                                         March 31,       (Decrease)
                                                                                         ---------       ----------
                                                                                       1999       1998
                                                                                       ----       ----
Net sales                                                                             100.0 %    100.0 %     -- %
Cost of sales                                                                          44.3 %     47.7 %   (3.4)%
                                                                                   -------------------------------
           Gross margin                                                                55.7 %     52.3 %    3.4 %
Operating expenses:
     Research and development                                                          21.2 %     26.3 %   (5.1)%
     Marketing and sales                                                               24.8 %     41.7 %  (16.9)%
     General and administrative                                                         9.2 %     10.6 %   (1.4)%
                                                                                   -------------------------------
        Total operating expenses                                                       55.2 %     78.6 %  (23.4)%
                                                                                   -------------------------------
Operating income (loss)                                                                 0.5 %    (26.3)%   26.8 %
Interest and other income (expenses),  net                                             (1.0)%      1.3 %   (2.3)%
                                                                                   -------------------------------
Net loss                                                                               (0.5)%    (25.0)%   24.5 %
                                                                                   ===============================

         Net sales. The increase in net sales during the six months ended June 30, 1999, from levels for the same period in 1998 was primarily due to increased sales in the post production and distribution marketplaces as well as increased customer service revenues. The increased sales resulted largely from sales from product lines acquired in the Scitex Digital Video acquisition. International sales for the six months ended June 30, 1999 and 1998, represented 34.0% and 45.1% of net sales, respectively.

         The following table presents net sales dollar volume for the six months ended June 30, 1999 and 1998, by market and related percentages of total net sales (dollar amounts in thousands):


                                                                            Six Months Ended
                                                                                June 30,
                                                         -------------------------------------------------------
                                                                  1999                             1998
                                                         ---------------------             ---------------------
                     Marketplace                         Amount        Percent             Amount        Percent
                     -----------                         ------        -------             ------        -------
Production                                            $   1,968          11.0%         $    3,243           53.2%
Post Production                                           9,644          53.9%              1,527           25.0%
Distribution                                              4,203          23.5%                967           15.8%
Other                                                     2,071          11.6%                364            6.0%
                                                      -----------------------------    -----------------------------
                                                      $  17,886         100.0%         $    6,101          100.0%
                                                      =============================    =============================

         Cost of sales. Cost of sales, as a percentage of sales, decreased for the six months ended June 30, 1999, from levels for the six months ended June 30, 1998, as a result of increased overall sales and a higher proportion of higher-margin, customer service sales.

         Research and development. Research and development expenses for the six months ended June 30, 1999, increased over levels for the same period in 1998 primarily due to increases in headcount and related overhead expenses, consultant expenses, and materials and services related to specific project development. The increase in headcount was primarily a result of the acquisition of the Scitex Digital Video assets and business in December, 1998.

         Marketing and sales. Marketing and sales expenses for the six months ended June 30, 1999, increased over levels for the six months ended June 30, 1998, primarily due to increases in headcount and related overhead expenses, expenses for consultants and temporary employees, sales commission expenses, and trade show expenses. The increase in headcount was primarily a result of the acquisition of the Scitex Digital Video assets and business in December, 1998.

         General and administrative. The increase in general and administrative expenses for the six months ended June 30, 1999, from levels for the same period in 1998 was primarily due to increases in headcount and related overhead expenses, expenses for consultants and temporary employees, and amortization of intangibles. The increase in headcount was primarily a result of the acquisition of the Scitex Digital Video assets and business in December, 1998.

         Interest and other income, net. Interest and other income, net, for the six months ended June 30, 1999, decreased over levels for the six months ended June 30, 1998, due to a decrease in the levels of interest-paying investments as well as an increase in debt taken on, in part, to fund the acquisition of the Scitex Digital Video assets and business.

Liquidity and Capital Resources

         Since inception, the Company has financed its operations and expenditures for property and equipment through the sale of capital stock, borrowings under a bank line of credit, issue of senior subordinated convertible notes, and term loans. As of June 30, 1999, the Company had $977,000 of cash and cash equivalents.

         Operating activities provided $671,000 in net cash in the six months ended June 30, 1999 and used $1.2 million in net cash in the six months ended June 30, 1998. Net cash provided by operations in the six months ended June 30, 1999, was due primarily to a decrease in inventories partially offset by an increase in accounts receivable and other current assets and a decrease in other accrued liabilities. Proceeds from the issue of long-term, senior subordinated convertible notes, together with cash provided by operating activities, were used in financing activities for the repayment of amounts borrowed previously under a line of credit. Net cash used by operations in the six months ended June 30, 1998, was primarily due to the net loss, an increase in inventories, and a decrease in accounts payable partially offset by a decrease in accounts receivable. Additional cash was used in investing activities for the purchase of property and equipment.

         On December 10, 1998, the Company signed an agreement with LaSalle Business Credit, Inc., a member of the ABN AMRO group, for a revolving line of credit ("line"). The agreement was amended on March 11, 1999 and July 23, 1999. The line of credit provides for borrowings subject to the level of eligible accounts receivable and inventories and requires compliance with certain financial covenants. The line is secured by all the assets of the Company. Under the terms of the July, 1999, amendment to the original agreement between the Company and LaSalle Business Credit, the amount of the line was reduced from $7.5 million to $4.0 million, the borrowing base was reduced, the interest rate charged on borrowings against the line was increased by 50 basis points, and certain financial covenants were changed. As of June 30, 1999, the Company was in compliance with the amended financial covenants and had no borrowings outstanding under the line.

         On March 12, 1999, the Company completed a private placement of $3.5 million in senior subordinated convertible notes with a group of investors. The notes have a coupon rate of 6% per year, mature in 2004, and are convertible, at any time, into shares of Accom common stock at a price of $1.30 per share. Proceeds from the private placement were used to pay the balance on the line of credit with LaSalle Business Credit that was outstanding at the time the proceeds were received.

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

Status of Progress in Becoming Year 2000 Compatible

           The "Year 2000 Issue" is typically the result of software being written using two digits rather than four digits to define the applicable year. If the Company's software with date-sensitive functions is not Year 2000 compliant, it may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, interruptions in manufacturing operations, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

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

         Information Technology Program: Internal applications systems such as inventory and financial accounting software, computer network hardware and software, and software applications programs may have Year 2000 problems. As a result of the acquisition of Scitex Digital Video (SDV) on December 10, 1998, the Company decided to use the Man-Man software already in use at SDV as its main inventory and accounting software. The Man-Man software currently in use is version 10.2 which is not Year 2000 compliant. Version 11.3, an upgrade of this software, is Year 2000 compliant and has been procured by the Company by renewal of its Man-Man license, at a cost of $67,000. Total cost to implement this upgrade is estimated to be less than $100,000. As of June 30, 1999, at least $20,000 of expected costs had been identified which related to replacement of software applications and operating systems (which currently are readily available for licensing by the Company) which the Company anticipates will take place in the third quarter of 1999. Related to these software upgrades, hardware on certain computers may also need to be replaced to make them compatible with the upgraded software. The estimated cost of replacing such hardware is $30,000. If required modifications to existing software and hardware and conversions to new software are not made, or are not completed in a timely way, the Year 2000 Issue could have a material impact on the operations of the Company due to the inability to accurately and effectively track inventory and other financial results.

         Product Readiness Program: Certain products the Company sells have been identified to have Year 2000 problems which must be corrected to permit smooth operation by the user. The Year 2000 solution consists of software changes which are transmitted to customers by way of CD-ROMs and floppy diskettes. These changes have been completed and transmitted to all customers on the Company's customer list. These changes are also available to customers who are not on the Company's current customer list. The Company believes the costs associated with these activities is immaterial given the relatively low cost of the media and small amount of internal labor utilized. The Company is currently assessing its exposure to contingencies related to the Year 2000 Issue for the products it has sold; however, it does not expect these contingencies to have a material impact on the operations of the Company.

         Third Party Program: The Company relies on numerous vendors in the course of operating the business. If these vendors encounter Year 2000 problems which impact their ability to deliver goods and services to the Company, the Company's business might be materially and adversely affected. The Company is in the process of conducting a comprehensive survey of its vendors to determine their Year 2000 readiness and will complete this survey in the third quarter of 1999. The Company has not yet determined the extent to which the Company's operations are vulnerable to those third parties' failure to remediate their own Year 2000 issues. In order to protect against the acquisition of additional non-compliant products, the Company will require that certain hardware and software suppliers providing goods and services to the Company after June, 1999, warrant that products sold or licensed to the Company are Year 2000 compliant. Finally, the Company is also vulnerable to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions.

         The Company anticipates addressing and remedying the critical Year 2000 issues by the end of the third quarter of 1999, which is prior to any anticipated impact on its operating systems and expects the Year 2000 project to continue beyond the year 2000 with respect to resolution of non-critical issues. These dates are contingent upon the timeliness and accuracy of software and hardware upgrades from vendors, adequacy and quality of resources available to work on completion of the project and any other unforeseen factors. There can be no assurance that the Company will be successful in its efforts to resolve any Year 2000 issues and to continue operations in the year 2000. The failure of the Company to successfully resolve such issues could result in a shutdown of some or all of the Company's operations, which would have a material adverse effect on the Company.

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

Costs.

         The total expense of the Year 2000 project is currently estimated to be less than $150,000 which is not material to the Company's business operations or financial condition. The Company has not yet fully estimated all the Year 2000 costs, in particular, those costs associated with the replacement of software running on personal computers and the costs of modifying, testing and distributing updates to ensure its own products are Year 2000 compliant. The costs incurred to date have not been material.

         If the Company or its suppliers fail to remedy any Year 2000 issues, the most likely worst case scenario would include one or a combination of the following events occurring: interruption of electricity which would prevent the manufacturing and testing of products; collapse of financial and communications networks which would hinder the payment and collection of invoices as well as basic business transactions conducted over the telephone or the Internet; shortages of supplies and parts resulting from "panic" buying or hoarding which would adversely affect the manufacturing of products as well as ongoing research and development; malfunctioning of date-sensitive parts and assemblies used in products the Company manufactures and develops which would render those parts inoperable. Any of these occurrences could result in the Company incurring material costs and losing revenue. At this time, the Company is not able to estimate the extent or duration of the events discussed above or to quantify the effect they would have on the Company's future revenues and results from operations.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

         Accom develops its technology in the United States and sells its products primarily in North America, Europe, and the Far East. As a result, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As all of the Company's sales are currently made in U.S. dollars, a strengthening of the dollar could make the Company's products less competitive in foreign markets. The Company's interest expense on short-term notes payable are sensitive to changes in the general level of interest rates. Due to the nature of the Company's debts, the Company has concluded that there is currently no material market risk exposure. Therefore, no quantitative tabular disclosures have been presented.

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings

         None.

         Item 2.  Changes in Securities and Use of Proceeds

         Effective May 26, 1999, the Board of Directors unanimously voted to amend the Company's Bylaws to (a) eliminate the ability of stockholders to call a special meeting of stockholders; and (b) require stockholders to give written notice of any proposal or the nomination of a director to the Secretary of the Company not less than 90 days nor more than 120 days prior to the anniversary date of the prior year's Annual Meeting of Stockholders; provided, however, that in the event that the date of the Annual Meeting of Stockholders is more than 30 days before or more than 60 days after such anniversary date, notice by the stockholder must be received not less than 90 days nor more than 120 days prior to the Annual Meeting of Stockholders (or not less than ten days after the first public announcement of the date of the meeting, if later). These provisions may have the effect of delaying or precluding a nomination for the election of directors or of delaying or precluding any other business of a particular meeting if the proper procedures are not met. The provisions may also discourage or deter a third party from conducting a solicitation of proxies to elect its own slate of directors or otherwise attempt to obtain control of the Company.

         Effective July 20, 1999, pursuant to the prior approval of the Company's stockholders at the Annual Meeting of Stockholders and of the Company's Board of Directors, the Amended and Restated Certificate of Incorporation of the Company (the "Certificate") was amended as described below. First, the Certificate was amended to increase the number of authorized shares of the Company's Common Stock from 20,233,497 to 40,000,000, and the total number of shares of authorized stock from 22,233,497 to 42,000,000. Second, the Certificate was amended to adopt classified board provisions to (i) implement a classified board of directors divided into three classes of directors, with the term of office of one of the three classes of directors expiring each year and with each class being elected for a three-year term, (ii) provide that only the Board of Directors, and not the stockholders, may set by resolution the number of directors within the specified range of five (5) to nine (9), (iii) provide that only the Board of Directors may fill vacancies on the Board (unless no Board members remain) and that any director appointed to fill a vacancy on the Board of Directors will serve for the remainder of the full term of the class in which the vacancy occurred, and (iv) require a vote of 66 2/3% of the Company's stockholders to amend or repeal the foregoing classified board provisions (the "Classified Board Provisions"). Third, the Certificate was amended to provide that the Company elects to be governed by the business combination statute set forth in Section 203 of the Delaware General Corporation Law.

         In addition, effective July 20, 1999, pursuant to the approvals described above, the Company's Bylaws were amended to conform with the Classified Board Provisions.


         Item 3.  Defaults Upon Senior Securities

         None.

         Item 4.  Submission of Matters to a Vote of Security Holders

         On July 20, 1999, the Company held its annual meeting of stockholders. At such meeting, the Company's stockholders approved the following items by the following votes:

         1. The election of the following directors with two directors serving a three-year term, two directors serving a two-year term, and two directors serving a one-year term:

                           Nominee                       Term            For          Withheld       Abstain
                ----------------------------------- -------------- --------------- -------------- ---------------
                Junaid Sheikh                           3 years     9,896,422                0          17,072
                Lionel M. Allan                         1 year      9,896,422                0          17,072
                Thomas E. Fanella                       2 years     9,896,422                0          17,072
                David A. Lahar                          2 years     9,896,422                0          17,072
                Eugene M. Matalene, Jr.                 1 year      9,896,422                0          17,072
                Michael Luckwell                        3 years     9,896,422                0          17,072

         2. An amendment to the Company's Restated Certificate of Incorporation increasing the number of authorized shares of Common Stock from 20,233,497 to 40,000,000 and the number of total authorized shares of capital stock from 22,233,497 to 42,000,000

                For                            9,811,290
                Against                           96,204
                Abstain                            6,000

         3. An amendment to the Company's Restated Certificate of Incorporation adopting classified provisions and an amendment to the Company's Bylaws to conform with the classified Board provisions

                For                            6,201,247
                Against                        1,057,670
                Abstain                           25,923
                Broker Non-Vote                2,628,654

         4. An amendment to the Company's Certificate of Incorporation to provide that the Company elects to be governed by the business combination statute set forth in Section 203 of the Delaware General Corporation Law

               For                             6,242,294
               Against                         1,022,079
               Abstain                            20,467
               Broker Non-Vote                 2,628,654

         5.   An amendment to the Company's 1995 Stock Incentive/Stock  Issuance
              Plan

               For                             7,207,341
               Against                            74,533
               Abstain                             2,966
               Broker Non-Vote                 2,628,654

         6.   Ratification   of  the   appointment  of  Ernst  &  Young  LLP  as
              independent auditors of the Company for the Company's 1999 calendar year

               For                             9,911,009
               Against                             1,150
               Abstain                             1,335

         Item 5.  Other Information

         None.

         Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits.


                  4.1      Certificate   of  Amendment  of  the  Bylaws  of  the
                           Company, dated as of May 26, 1999.

                  4.2      Certificate    of   Amendment   of   Certificate   of
                           Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on July 20, 1999

                  4.3      Certificate   of  Amendment  of  the  Bylaws  of  the
                           Company, dated as of July 20, 1999

                  10.1 Second Amendment to Loan and Security Agreement, dated as of July 23, 1999, between the Company and LaSalle Business Credit, Inc.

                  10.2 Amendment to Restricted Stock Purchase Agreement, dated as of June 20, 1999, between the Company and Lionel M. Allan and Amended and Restated Secured Promissory Note, issued to Lionel M. Allan in the principal amount of $65,000, each dated as of June 20, 1999

                  10.3 Amended and Restated Secured Promissory Note, dated as of June 20, 1999, issued to Phillip Bennett in the principal amount of $500,000

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

         ACCOM, INC.



         By: /s/  JUNAID SHEIKH
             -----------------------------------
                  (Junaid Sheikh)
         Chairman, President and Chief Executive Officer
         (Principal Executive Officer)


         By: /s/  DONALD K. McCAULEY
             ------------------------------------
                  (Donald K. McCauley)
         Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)



         Date:  August 12, 1999