Form 10-Q
period 1999-09-30
ACCOM INC
filed 1999-11-12
CIK 949335

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE
    ACT OF 1934

                 For the Fiscal Quarter Ended September 30, 1999

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

         Yes                                      No X
            ---                                     ---

As of November 2, 1999, 10,123,247 shares of the Registrant's common stock, $0.001 par value, were outstanding.

                                ACCOM, INC.

            FORM 10-Q For the Quarter Ended September 30, 1999

                                   INDEX

                                                                                               Page
            Facing sheet                                                                        1
            Index                                                                               2
Part I.     Financial Information (unaudited)

Item 1.     a)    Condensed  consolidated interim balance sheets at September
                  30, 1999 and December 31, 1998                                                3
            b)    Condensed consolidated interim statements of operations for the three and nine month periods ended September 30, 1999
                  and September 30, 1998                                                        4
            c)    Condensed consolidated interim statements of cash flows for the  nine  month  periods  ended  September  30,  1999  and
                  September  30,  1998                                                          5
            d)    Notes   to   condensed   consolidated   interim   financial
                  statements                                                                    6
Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                               8
Item 3      Quantitative and Qualitative Disclosures About Market Risks                         16
Part II.    Other Information                                                                   17
Item 1      Legal Proceedings                                                                   17
Item 2      Changes in Securities and Use of Proceeds                                           17
Item 3      Defaults Upon Senior Securities                                                     17
Item 4      Submission of Matters to a Vote of Security Holders                                 17
Item 5      Other Information                                                                   17
Item 6      Exhibits and Reports on Form 8-K                                                    17
            Signature                                                                           18

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                    ACCOM, INC.
                                   CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS
                                                                                                 As of
                                                                                            ----------------
                                                                                      September 30,      December 31,
                                                                                           1999              1998
                                                                                           ----              ----
                                                                                        (Unaudited)         (Note)
                                    Assets
Current assets:
     Cash and cash equivalents                                                          $    517         $   --
     Accounts receivable, net                                                              3,606            3,578
     Inventories                                                                           4,585            5,345
     Other current assets                                                                  1,176              535
                                                                                        --------         --------
         Total current assets                                                              9,884            9,458
Property and equipment, net                                                                2,364            3,299
Intangibles, net                                                                           2,838            3,247
Restricted cash                                                                             --              1,132
Other assets                                                                                  70               77
                                                                                        --------         --------
         Total assets                                                                   $ 15,156         $ 17,213
                                                                                        ========         ========

                     Liabilities and Stockholders' Equity
Current liabilities:
     Bank borrowings - line of credit                                                   $   --           $  3,916
     Current portion of notes payable                                                      1,315              900
     Accounts  payable                                                                     3,298            2,108
     Accrued liabilities                                                                   3,172            3,823
     Customer deposits                                                                     1,017            1,285
     Deferred revenue                                                                         13               87
                                                                                        --------         --------
         Total current liabilities                                                         8,815           12,119
Long-term loans and notes payable, less current portion                                    3,310            1,165
Stockholders' equity:
     Common stock, $0.001 par value; 40,000 shares authorized; 10,123 and 10,123 shares issued and outstanding on
         September 30, 1999 and December 31, 1998, respectively                           24,197           24,197
     Notes receivable from stockholders                                                     (630)            (630)
     Accumulated deficit                                                                 (20,536)         (19,638)
                                                                                        --------         --------
         Total stockholders' equity                                                        3,031            3,929
                                                                                        --------         --------

         Total liabilities and stockholders' equity                                     $ 15,156         $ 17,213
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

                                                    ACCOM, INC.
                              CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
                                       (In thousands, except per share data)
                                                    (Unaudited)


                                                      Three Months Ended,              Nine Months Ended,
                                                         September 30,                    September 30,
                                                    ---------------------             ---------------------
                                                    1999             1998             1999             1998
                                                    ----             ----             ----             ----
Net sales                                        $  8,768         $  2,383         $ 26,654         $  8,484

Cost of sales                                       4,233            1,523           12,162            4,432
                                                 -----------------------------------------------------------

Gross profit                                        4,535              860           14,492            4,052
                                                 -----------------------------------------------------------

Operating expenses:
     Research and development                       1,959              903            5,740            2,511
     Marketing and sales                            2,465            1,210            6,904            3,753
     General and administrative                       783              273            2,430              920
                                                 -----------------------------------------------------------

Total operating expenses                            5,207            2,386           15,074            7,184
                                                 -----------------------------------------------------------

Operating loss                                       (672)          (1,526)            (582)          (3,132)

Interest and other income (expenses), net            (141)              46             (314)             127
                                                 -----------------------------------------------------------

Loss before provision for income taxes               (813)          (1,480)            (896)          (3,005)

Provision for income taxes                           --                 13                2               18
                                                 -----------------------------------------------------------

Net loss                                         $   (813)        $ (1,493)        $   (898)        $ (3,023)
                                                 ===========================================================

Net loss per share - basic and diluted           $  (0.08)        $  (0.22)        $  (0.09)        $  (0.45)
                                                 ===========================================================
Shares used in computation of net
      loss per share - basic and diluted           10,123            6,671           10,123            6,671
                                                 ===========================================================


    The accompanying notes are an integral part of these condensed consolidated interim financial statements.

                                                    ACCOM, INC.
                              CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
                                                  (In thousands)
                                                    (Unaudited)
                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                        -------------------
                                                                                        1999           1998
                                                                                        ----           ----
                      Cash flows from operating activities:
Net loss                                                                             $  (898)        $(3,023)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
     Depreciation and amortization                                                     1,190             432
     Changes in operating assets and liabilities:
         Accounts receivable                                                             (28)          1,544
         Inventories                                                                     760            (238)
         Other current assets                                                           (641)            484
         Other assets                                                                      7            --
         Accounts payable                                                              1,190            (770)
         Accrued liabilities                                                            (651)           (515)
         Customer deposits                                                              (268)              1
         Deferred revenue                                                                (74)            (45)
                                                                                     -------         -------
           Net cash provided by (used in) operating activities                           587          (2,130)
                                                                                     -------         -------

                      Cash flows from investing activities:
Net purchases of property and equipment                                                 (416)           (278)
Proceeds from disposal/reclassification of property and equipment                        570            --
                                                                                     -------         -------
           Net cash provided by (used in) investing activities                           154            (278)

                      Cash flows from financing activities:
Repayment of line of credit                                                           (3,916)           --
Repayment of notes payable                                                              (750)            (10)
Proceeds from long-term notes                                                          3,310            --
Issuance of common stock                                                                --                13
Purchase of common stock                                                                --                (4)
Restricted cash                                                                        1,132            --
                                                                                     -------         -------
           Net cash used in financing activities                                        (224)             (1)
                                                                                     -------         -------

Net increase (decrease) in cash and cash equivalents                                     517          (2,409)
Cash and cash equivalents at beginning of period                                        --             5,640
                                                                                     -------         -------
           Cash and cash equivalents at end of period                                $   517         $ 3,231
                                                                                     =======         =======


     The accompanying notes are an integral part of these condensed consolidated interim financial statements.

          NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  Basis of Preparation

         The condensed consolidated interim balance sheet as of September 30, 1999, the condensed consolidated interim statements of operations for the three and nine month periods ended September 30, 1999 and 1998, and the condensed consolidated interim statements of cash flows for the nine month periods ended September 30, 1999 and 1998 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting of normal accruals) necessary to present fairly the financial position as of September 30, 1999 and the results of operations and cash flows for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations.

         These condensed consolidated interim financial statements should be reviewed in conjunction with the audited consolidated annual financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the three months ended December 31, 1998. The results of operations for the three and nine month periods ended September 30, 1999, are not necessarily indicative of the operating results for any future period.

Note 2.  Comprehensive Loss

         Comprehensive loss is equal to net loss for the three and nine month periods ended September 30, 1999 and 1998.

Note 3.  Inventories

         Inventories consist of the following (in thousands):

                                               September 30,  December 31,
                                                   1999          1998
                                                  ------        ------

Purchased parts and materials                     $1,135        $2,399
Work-in-process                                    1,451           394
Finished goods                                       284           151
Demonstration inventory                            1,715         2,401
                                                  ------        ------
                                                  $4,585        $5,345
                                                  ======        ======


Note 4.  Debt

         The Company has a revolving line of credit ("line") with LaSalle Business Credit, Inc. ("LBC"). The line of credit was originally established in December, 1998. The line provides for borrowings subject to the level of eligible accounts receivable and inventories. In July, 1999, certain aspects of the line were modified in an amendment to the agreement between the Company and LBC. Among the changes were a reduction in the amount of the line from $7.5 million to $4.0 million, a reduction in the borrowing base, an increase in the interest rate by 50 basis points, and changes in certain financial covenants. Additionally, in November, 1999, certain aspects of the line were modified in an amendment to the agreement between the Company and LBC. Among the changes were a reduction in the amount of the line from $4.0 million to $2.0 million, the elimination of inventory as part of the borrowing base, an increase in the interest rate by 200 basis points, and the granting of a waiver of default for non-compliance with certain financial covenants. In addition, LBC and the Company agreed to discontinue the agreement by January 31, 2000. As of September 30, 1999, the Company had availability of $3.7 million under the line, and there were no borrowings outstanding under the line.

         Indebtedness under the line of credit accrues interest at LBC's prime rate plus 375 basis points. The revolving loans are secured by all assets of the Company.

         Borrowings under the line are subject to compliance with certain financial covenants. As of September 30, 1999, the Company was not in compliance with certain financial covenants. In connection with the November, 1999, amendment to the agreement between the Company and LBC, LBC granted a waiver to the Company for non-compliance with the financial covenants.

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

Note 5.  Segment Information

         Management has organized the business into four market sub-segments under one industry segment which includes activities relating to development, manufacturing and marketing of digital video equipment. The chief operating decision maker relies primarily on revenue to assess market segment performance. The following table presents revenue by market (in thousands):

                      For the Three Months Ended   For the Nine Months Ended
                             September 30,                 September 30,
                      --------------------------   -------------------------
         Market          1999           1998           1999           1998
         ------        -------        -------        -------        -------

Production             $   933        $   918        $ 2,902        $ 4,161
Post Production          3,589          1,026         13,233          2,553
Distribution             2,897            250          7,100          1,217
Other                    1,349            189          3,419            553
                       -------        -------        -------        -------
                       $ 8,768        $ 2,383        $26,654        $ 8,484
                       =======        =======        =======        =======

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

Results of Operations

Three Months Ended September 30, 1999 and September 30, 1998

         The  following  table  presents the  Company's  Condensed  Consolidated
Interim  Statements of Operations for the three months ended  September 30, 1999 and 1998 as reported (dollar amounts in thousands):
                                                     Three Months Ended
                                                        September 30,               Increase (Decrease)
                                                        -------------             -------------------------
                                                    1999            1998           Amount         Percent
                                                  -------         -------         -------         ---------
Net sales                                         $ 8,768         $ 2,383         $ 6,385             267.9%
Cost of sales                                       4,233           1,523           2,710             177.9%
                                                  ---------------------------------------------------------
Gross profit                                        4,535             860           3,675             427.3%
Operating expenses:
  Research and development                          1,959             903           1,056             116.9%
  Marketing and sales                               2,465           1,210           1,255             103.7%
  General and administrative                          783             273             510             186.8%
                                                  ---------------------------------------------------------
     Total operating expenses                       5,207           2,386           2,821             118.2%
                                                  ---------------------------------------------------------
Operating loss                                       (672)         (1,526)            854              56.0%
Interest and other income (expenses),  net           (141)             46            (187)           (445.2%)
                                                  ---------------------------------------------------------
Loss before provision for income taxes               (813)         (1,480)            667              45.1%
Provision for income taxes                           --                13             (13)           (100.0%)
                                                  =========================================================
Net loss                                          $  (813)        $(1,493)            680              45.5%
                                                  =========================================================

         The following table presents the Company's Condensed Consolidated Interim Statements of Operations for the three months ended September 30, 1999 and 1998, as a percentage of net sales, as reported:

                                                 Three Months Ended    Increase
                                                    September 30,     (Decrease)
                                                    -------------     ----------
                                                   1999       1998
                                                --------    -------
Net sales                                          100.0 %    100.0 %       -- %
Cost of sales                                       48.3 %     63.9 %    (15.6)%
                                                --------------------------------
Gross margin                                        51.7 %     36.1 %     15.6 %
Operating expenses:
     Research and development                       22.4 %     37.9 %    (15.5)%
     Marketing and sales                            28.1 %     50.8 %    (22.7)%
     General and administrative                      8.9 %     11.4 %     (2.5)%
                                                --------------------------------
        Total operating expenses                    59.4 %    100.1 %    (40.7)%
                                                --------------------------------
Operating loss                                      (7.7)%    (64.0)%     56.3 %
Interest and other income (expenses),  net          (1.6)%      1.9 %     (3.5)%
                                                --------------------------------
Loss before provision for income taxes              (9.3)%    (62.1)%     52.8 %
Provision for income taxes                            --        0.5 %     (0.5)%
                                                --------------------------------
Net loss                                            (9.3)%    (62.6)%     53.3 %
                                                ================================

         Net sales. The increase in net sales during the three months ended September 30, 1999, from levels for the same period in 1998 was primarily due to increased sales in the post production and distribution marketplaces as well as increased customer service revenues. The increased sales resulted largely from sales from product lines acquired in the Scitex Digital Video acquisition. International sales for the three months ended September 30, 1999 and 1998, represented 33.5% and 37.0% of net sales, respectively.

         The following table presents net sales dollar volume for the three months ended September 30, 1999 and 1998, by market and related percentages of total net sales (dollar amounts in thousands):

                                           Three Months Ended
                                              September 30,
                                              -------------
                                     1999                        1998
                                     ----                        ----
       Marketplace          Amount         Percent       Amount         Percent
       -----------          ------         -------       ------         -------

Production                  $  933            10.7%      $  918            38.5%
Post Production              3,589            40.9%       1,026            43.1%
Distribution                 2,897            33.0%         250            10.5%
Other                        1,349            15.4%         189             7.9%
                           -----------------------       ----------------------
                            $8,768           100.0%      $2,383           100.0%
                           =======================       ======================

         Cost of sales. Cost of sales, as a percentage of sales, decreased for the three months ended September 30, 1999, from levels for the three months ended September 30, 1998, as a result of increased overall sales and a higher proportion of higher-margin, customer service sales.

         Research and development. Research and development expenses for the three months ended September 30, 1999, increased over levels for the same period in 1998 primarily due to increases in headcount and related overhead expenses, consultant expenses, and materials and services related to specific project development. The increase in headcount was primarily a result of the acquisition of the Scitex Digital Video assets and business in December, 1998.

         Marketing and sales. Marketing and sales expenses for the three months ended September 30, 1999 increased over levels for the three months ended September 30, 1998, primarily due to increases in headcount and related overhead expenses, sales commission expenses and travel expenses. The increase in headcount was primarily a result of the acquisition of the Scitex Digital Video assets and business in December, 1998.

         General and administrative. The increase in general and administrative expenses for the three months ended September 30, 1999 from levels for the same period in 1998 was primarily due to increases in headcount, related overhead expenses and amortization of intangibles which were primarily a result of the acquisition of the Scitex Digital Video assets and business in December, 1998.

         Interest and other income, net. Interest and other income, net, for the three months ended September 30, 1999, decreased over levels for the three months ended September 30, 1998, due to a decrease in the levels of interest-paying investments as well as an increase in debt taken on, in part, to fund the acquisition of the Scitex Digital Video assets and business in December, 1998.

Results of Operations

Nine Months Ended September  30, 1999 and September  30, 1998

         The  following  table  presents the  Company's  Condensed  Consolidated
Interim  Statements of Operations  for the nine months ended  September 30, 1999 and 1998 as reported (dollar amounts in thousands):
                                              Nine Months Ended
                                               September 30,        Increase (Decrease)
                                               -------------        -------------------
                                                1999        1998      Amount    Percent
                                            --------    --------    --------    -------
Net sales                                   $ 26,654    $  8,484    $ 18,170      214.2%
Cost of sales                                 12,162       4,432       7,730      174.4%
                                            --------    --------    --------    -------
Gross profit                                  14,492       4,052      10,440      257.7%
Operating expenses:
  Research and development                     5,740       2,511       3,229      128.6%
  Marketing and sales                          6,904       3,753       3,151       84.0%
  General and administrative                   2,430         920       1,510      164.1%
                                            --------    --------    --------    -------
     Total operating expenses                 15,074       7,184       7,890      109.8%
                                            --------    --------    --------    -------
Operating loss                                  (582)     (3,132)      2,550       81.4%
Interest and other income (expenses), net       (314)        127        (441)    (347.2%)
                                            --------    --------    --------    -------
Loss before provision for income taxes          (896)     (3,005)      2,109       70.2%
Provision for income taxes                         2          18         (16)     (88.9%)
                                            --------    --------    --------    -------
Net loss                                    $   (898)   $ (3,023)   $  2,125       70.3%
                                            ========    ========    ========    =======

         The following table presents the Company's Condensed Consolidated Interim Statements of Operations for the nine months ended September 30, 1999 and 1998, as a percentage of net sales, as reported:

                                               Nine Months Ended   Increase
                                                September 30,     (Decrease)
                                                -------------     ----------
                                                1999       1998
                                                ----       ----
Net sales                                       100.0 %    100.0 %     -- %
Cost of sales                                    45.6 %     52.2 %   (6.6)%
                                                ----------------------------
Gross margin                                     54.4 %     47.8 %    6.6 %
Operating expenses:
     Research and development                    21.6 %     29.6 %   (8.0)%
     Marketing and sales                         25.9 %     44.2 %  (18.3)%
     General and administrative                   9.1 %     10.9 %   (1.8)%
                                                ----------------------------
        Total operating expenses                 56.6 %     84.7 %  (28.1)%
                                                ----------------------------
Operating loss                                   (2.2)%    (36.9)%   34.7 %
Interest and other income (expenses),  net       (1.2)%      1.5 %   (2.7)%
                                                ----------------------------
Loss before provision for income taxes           (3.4)%    (35.4)%   32.0 %
Provision for income taxes                         -- %      0.2 %   (0.2)%
                                                ----------------------------
Net loss                                         (3.4)%    (35.6)%   32.2 %
                                                ============================

         Net sales. The increase in net sales during the nine months ended September 30, 1999, from levels for the same period in 1998 was primarily due to increased sales in the post production and distribution marketplaces as well as increased customer service revenues. The increased sales resulted largely from sales from product lines acquired in the Scitex Digital Video acquisition in December, 1998. International sales for the nine months ended September 30, 1999 and 1998, represented 33.9% and 42.8% of net sales, respectively.

         The following table presents net sales dollar volume for the nine months ended September 30, 1999 and 1998, by market and related percentages of total net sales (dollar amounts in thousands):

                                        Nine Months Ended
                                          September 30,
                                          -------------
                               1999                           1998
                               ----                           ----
      Marketplace       Amount         Percent        Amount         Percent
      -----------       ------         -------        ------         -------

Production             $ 2,902            10.9%      $ 4,161            49.1%
Post Production         13,233            49.7%        2,553            30.1%
Distribution             7,100            26.6%        1,217            14.3%
Other                    3,419            12.8%          553             6.5%
                       -----------------------       -----------------------
                       $26,654           100.0%      $ 8,484           100.0%
                       =======================       =======================

         Cost of sales. Cost of sales, as a percentage of sales, decreased for the nine months ended September 30, 1999, from levels for the nine months ended September 30, 1998, as a result of increased overall sales and a higher proportion of higher-margin, customer service sales.

         Research and development. Research and development expenses for the nine months ended September 30, 1999, increased over levels for the same period in 1998 primarily due to increases in headcount and related overhead expenses, consultant expenses, and materials and services related to specific project development. The increase in headcount was primarily a result of the acquisition of the Scitex Digital Video assets and business in December, 1998.

         Marketing and sales. Marketing and sales expenses for the nine months ended September 30, 1999, increased over levels for the nine months ended September 30, 1998, primarily due to increases in headcount and related overhead expenses, expenses for consultants and temporary employees, sales commission expenses, and travel expenses. The increase in headcount was primarily a result of the acquisition of the Scitex Digital Video assets and business in December, 1998.

         General and administrative. The increase in general and administrative expenses for the nine months ended September 30, 1999, from levels for the same period in 1998 was primarily due to increases in headcount and related overhead expenses, expenses for consultants and temporary employees, fees for professional services and amortization of intangibles. The increase in headcount was primarily a result of the acquisition of the Scitex Digital Video assets and business in December, 1998.

         Interest and other income, net. Interest and other income, net, for the nine months ended September 30, 1999, decreased over levels for the nine months ended September 30, 1998, due to a decrease in the levels of interest-paying investments as well as an increase in debt taken on, in part, to fund the acquisition of the Scitex Digital Video assets and business in December, 1998.

Liquidity and Capital Resources

         Since inception, the Company has financed its operations and expenditures for property and equipment through the sale of capital stock, borrowings under a bank line of credit, issue of senior subordinated convertible notes, and term loans. As of September 30, 1999, the Company had $517,000 of cash and cash equivalents.

         Operating activities provided $587,000 in net cash in the nine months ended September 30, 1999, and used $2.1 million in net cash in the nine months ended September 30, 1998. Net cash provided by operations in the nine months ended September 30, 1999, was due primarily to a decrease in inventories and an increase in accounts payable partially offset by an increase in other current assets and a decrease in other accrued liabilities. Proceeds from the issue of long-term, senior subordinated convertible notes, together with cash provided by operating activities, were used in financing activities for the repayment of amounts borrowed previously under a line of credit as well as the repayment of notes payable incurred as part of the Scitex Digital Video acquisition. Net cash used by operations in the nine months ended September 30, 1998, was primarily due to the net loss and a decrease in accounts payable and other accrued liabilities partially offset by a decrease in accounts receivable. Additional cash was used in investing activities for the purchase of property and equipment.

         On December 10, 1998, the Company signed an agreement with LaSalle Business Credit, Inc. ("LBC"), a member of the ABN AMRO group, for a revolving line of credit ("line"). The agreement was amended on March 11, 1999, July 23, 1999, and November 3, 1999. The line of credit provides for borrowings subject to the level of eligible accounts receivable and inventories and requires compliance with certain financial covenants. The line is secured by all the assets of the Company. Under the terms of the July, 1999, amendment to the agreement between the Company and LBC, the amount of the line was reduced from $7.5 million to $4.0 million, the borrowing base was reduced, the interest rate charged on borrowings against the line was increased by 50 basis points, and certain financial covenants were changed. Under the terms of the November, 1999, amendment to the agreement between the Company and LBC, the amount of the line was reduced from $4.0 million to $2.0 million, inventory was eliminated as part of the borrowing base, the interest rate charged on borrowings against the line was increased by 200 basis points, a waiver was granted for non-compliance with certain financial covenants, and LBC and the Company agreed to discontinue the agreement by January 31, 2000. As of September 30, 1999, the Company had no borrowings outstanding under the line.

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

         Based upon current revenue and expense levels, the Company believes that its existing cash and cash equivalents will be sufficient to meet its cash requirements for at least the next twelve months. Although operating activities may provide cash in certain periods, to the extent the Company grows in the future, its operating and investing activities may use cash and, consequently, such growth may require the Company to obtain additional sources of financing. There can be no assurance that any necessary additional financing will be available to the Company on commercially reasonable terms, if at all.

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

         The Company has reviewed the most pertinent Year 2000 issues which have been identified as potentially having a material impact on the Company's operations and financial condition.

         The Company has identified three areas relating to Year 2000 issues which may materially affect the Company's business: 1) Information Technology, addressing internal software and business systems; 2) the Company's Products; and 3) Third Party, addressing the preparedness of suppliers.

         Information Technology Program: Internal applications systems such as inventory and financial accounting software, computer network hardware and software, and software applications programs may have Year 2000 problems. As a result of the acquisition of Scitex Digital Video (SDV) on December 10, 1998, the Company decided to use the Man-Man software already in use at SDV as its main inventory and accounting software. The Company has upgraded its Man-Man software to version 11.2, which is Year 2000 compliant. Total cost to implement this upgrade was less than $100,000. As of September 30, 1999, at least $20,000 of expected costs had been identified which related to replacement of software applications and operating systems which took place in the third quarter of 1999. Related to these software upgrades, hardware on certain computers may also need to be replaced to make them compatible with the upgraded software. The estimated remaining cost of replacing such hardware is $20,000. If required modifications to existing software and hardware and conversions to new software are not made, or are not completed in a timely way, the Year 2000 Issue could have a material impact on the operations of the Company due to the inability to accurately and effectively track inventory and other financial results.

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

         Third Party Program: The Company relies on numerous vendors in the course of operating the business. If these vendors encounter Year 2000 problems which impact their ability to deliver goods and services to the Company, the Company's business might be materially and adversely affected. The Company is in the process of conducting a comprehensive survey of its vendors to determine their Year 2000 readiness and will complete this survey in the fourth quarter of 1999. The Company has not yet determined the extent to which the Company's operations are vulnerable to those third parties' failure to remediate their own Year 2000 issues. In order to protect against the acquisition of additional non-compliant products, the Company will require that certain hardware and software suppliers providing goods and services to the Company after June, 1999, warrant that products sold or licensed to the Company are Year 2000 compliant. Finally, the Company is also vulnerable to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions.

         The Company believes it has addressed and remedied the critical Year 2000 issues prior to the end of the third quarter of 1999 and expects the Year 2000 project to continue beyond the year 2000 with respect to resolution of non-critical issues. The success of the remediation of the critical year 2000 issues is contingent upon the timeliness and accuracy of software and hardware upgrades from vendors, adequacy and quality of resources available to work on completion of the project and any other unforeseen factors. There can be no assurance that the Company has been or will be successful in its efforts to resolve any Year 2000 issues and to continue operations in the year 2000. The failure of the Company to successfully resolve such issues could result in a shutdown of some or all of the Company's operations, which would have a material adverse effect on the Company.

Contingency Plans.

         The Company has not yet finalized a contingency plan to address situations that may result if the Company is unable to achieve Year 2000 readiness of its critical operations but anticipates finalizing such a plan in the fourth quarter of 1999. There can be no assurance that the Company will be able to develop a contingency plan that will adequately address issues that may arise in the year 2000. The failure of the Company to develop and implement, if necessary, an appropriate contingency plan could have a material impact on the operations of the Company.

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

         None.

         Item 5.  Other Information

         None.

         Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits.

         10.1 Waiver and Third Amendment to Loan and Security Agreement, dated as of November 3, 1999, between the Company and LaSalle Business Credit, Inc.

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


         Date:  November 12, 1999