Form 10-K
period 1999-12-31
ACCOM INC
filed 2000-03-30
CIK 949335

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                 For the Fiscal Year Ended December 31, 1999 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

              For the Transition Period from ________ to ________.

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

         The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $ 8,493,309 as of March 15, 2000, based upon the closing sale price on the Over-the-Counter (OTC) Bulletin Board reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% of more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         There were 10,133,538 shares of Registrant's Common Stock issued and outstanding as of March 15, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Information required under Part III will be filed not later than 120 days after the end of the fiscal year covered by this Form 10-K as part of the Registrant's Proxy Statement for its annual meeting of stockholders.

         "Accom," "Abekas," "Axial," "DveousFX," "Digisphere," "Microsphere," "Stratasphere," "Videosphere" and "WSD" are some of the registered trademarks of the Company, and all of the Company's other product names are trademarks of the Company. This Report also includes trademarks of companies other than Accom, Inc. Unless the context indicates otherwise, reference in this Report to the "Company" and "Accom" refers to Accom, Inc. and its consolidated subsidiaries.

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

General

         Accom, Inc. ("Accom" or the "Company") designs, manufactures, sells, and supports a complete line of digital video signal processing, editing, and disk recording tools, primarily for the professional, worldwide video post-production and live broadcasting, and computer video post-production marketplaces. The Company's systems are designed to be used by video professionals to create, edit and broadcast high quality video content such as television shows, commercials, news, music videos and video games.

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

         The Company provides innovative products that cost-effectively meet the needs of professional content creators and broadcasters in real time video production, post-production and distribution. The Company's current products include integrated non-linear editing workstations, on-line video editing systems, digital video effects systems, digital switchers and digital video disk recorders used during the content creation production and post- production processes, and networked still image and video clip storage systems and digital video servers used by broadcasters in the distribution process.

         The following table summarizes the Company's key products:

  ------------------------------------------------------------------------------------------------------------------
           Product                                                           Primary Applications
  ------------------------------------------------------------------------------------------------------------------
    Digital Signal Processors
  ------------------------------------------------------------------------------------------------------------------
       Dveous(TM)and Brutus                                 Digital Video Effects systems for news and sports
  ------------------------------------------------------------------------------------------------------------------
       8150 Switcher                                        Digital switcher for on-line post-production editing
                                                            for commercials and long form television programs
  ------------------------------------------------------------------------------------------------------------------
    Digital Editors
  ------------------------------------------------------------------------------------------------------------------
       Axial(R)3000                                         Edit controller for on-line post-production editing
                                                            for commercials and long form television programs
  ------------------------------------------------------------------------------------------------------------------
       Sphere(TM)                                           Integrated non-linear editing workstation for long and
                                                            short form programs and commercials using compressed
                                                            video
  ------------------------------------------------------------------------------------------------------------------
       AFFINITY(TM)                                         Integrated non-linear editing work station for long and
                                                            short  form  programs  and  commercials  using multiple
                                                            streams of uncompressed video
  ------------------------------------------------------------------------------------------------------------------
    Video Digital Disk Recorders
  ------------------------------------------------------------------------------------------------------------------
       APR(TM)/Attache                                      On-line post-production editing and effects and on-air
                                                            playback of graphics for broadcast
  ------------------------------------------------------------------------------------------------------------------
       WSD(R)2Xtreme                                        Desktop computer graphics and animation production
  ------------------------------------------------------------------------------------------------------------------
       Axess(TM)                                            Creation and broadcast distribution of news graphics
                                                            and short video segments
  ------------------------------------------------------------------------------------------------------------------
       Abekas(R)6000                                        Multi-user digital video server for broadcast
                                                            applications
  ------------------------------------------------------------------------------------------------------------------


         The Company's strategy is to leverage its established position in the professional segment of the video post-production market to develop innovative products and market them to the post-production, and distribution segments. Additionally, the Company continues to pursue its strategy of first developing and marketing full-featured systems to prove technological feasibility and market acceptance and then designing lower-priced products with reduced feature sets to appeal to a broader base of customers.

         The Company sells its products through a combination of its direct sales force and indirect distribution channels. On December 10, 1998, the Company acquired substantially all of the assets and certain liabilities of Scitex Digital Video, Inc. and certain of its affiliates, as part of the Company's strategy to broaden its product line and to grow the Company. The acquired assets included Scitex Digital Video's business of developing, manufacturing, marketing and selling digital video manipulation equipment and non-linear editing workstations for the video industry. The products that were acquired in such transaction are described in the Section entitled "Products" below.

          On January 21, 2000, Accom and certain of its subsidiaries sold substantially all of their respective assets related to the ELSET virtual set product line ("ELSET") to IMadGINE Video Systems Marketing, B.V. ("IMadGINE"), a Dutch company that is a wholly owned subsidiary of Orad Hi-Tec Systems Ltd. ("Orad"), an Israeli corporation. IMadGINE also purchased the stock of Accom's subsidiary, Accom Poland Sp. z o.o., a Polish corporation ("Accom Poland"). The Company and its subsidiaries also sold to IMadGINE certain intellectual property related to the ELSET business. ELSET products consist of virtual sets for high-end video content creation in real time. The Company's first shipment of ELSET virtual set tools occurred in March 1996 with the final shipment occurring in December 1999. With the sale of ELSET to IMadGINE, Accom reduced its headcount of full-time employees by 13. The positions eliminated consisted of 9 software engineers and 1 administrative aide in the employment of Accom Poland and 3 marketing and sales employees operating out of the Company's main office in Menlo Park, California.

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

         The market for systems used in the video content creation, editing and distribution process ranges from high-end professional users such as television networks, cable television companies and independent production and post-production houses, to professionals that create video content for less demanding applications such as corporate communications. High-end professional users typically drive the performance standards for innovation, quality, speed and features for the video production and broadcast markets.

         The channels available for distribution of video content are proliferating as new cable, satellite and direct view alternatives supplement traditional delivery systems. This proliferation is increasing the demand for broadcast content. Concurrently, the viewing audience per channel and, therefore, the potential revenue per channel is being reduced. To more effectively compete in this environment, broadcasters and other video professionals must reduce the cost of developing and delivering content and find more flexible means to distribute the same or repurposed content over multiple channels. These requirements span the post-production and distribution segments of marketplace.

         With the sale of the ELSET virtual set product line in January 2000 to IMadGINE, Accom greatly reduced its presence in the production market place. The production market place is characterized by product offerings used in the creation of video content. Accom anticipates that its emphasis in the foreseeable future will be on the post-production and distribution market places.

Post-Production

         Video editing is critical to the post-production process and is often completed in two steps: off-line, to reduce raw material to a smaller, more manageable group of elements; and on-line, to assemble video, audio and graphic elements into a final program. The on-line video editing process typically occurs in a video "editing suite" comprised of sophisticated, interconnected equipment such as video recorders and switchers, digital video effects systems, storage devices for still images and computer-based graphics systems. Video editing suites can cost more than half a million dollars due to the cost and variety of equipment required, and professional post-production services can cost in excess of $750 per hour.

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

Distribution

         Most distributors of video content such as television networks and cable broadcasters currently rely on stand-alone still image disk storage devices and analog tape-based systems when broadcasting commercials and programs such as news, sports and entertainment presentations. These are typically single-user devices that cannot be easily networked to serve multiple users. With the proliferation of distribution channels, distributors of video content increasingly require more flexible means of accessing shared content and distributing it over multiple channels. Quick access by multiple users to content is critical to effective and economical news, sports and entertainment broadcasting. Networked digital video disk recorders and servers enable distributors of video content to make material more readily available to multiple users and for broadcast through multiple channels. Distributors of video content are beginning to transition to digitally-based networks that increase the speed at which information is shared, reduce the time necessary to complete production tasks and more efficiently utilize and repurpose the content they create and distribute.

The Accom Approach

         The Company believes that traditional video systems do not adequately meet the emerging post-production and distribution needs of high-end content creators and broadcasters. Professionals in this market segment require flexible, cost-effective systems that perform mission-critical tasks reliably and in real time without detracting from the final video quality. These new systems must also be capable of accommodating high-end video professionals as they transition from traditional stand-alone analog systems to integrated digital systems. In addition, high-end professionals require systems that can be easily integrated with existing video content creation and distribution equipment to leverage their significant equipment investments.

         Accom provides innovative products that cost effectively meet the needs of high-end content creators and broadcasters in real time video production, post-production and distribution. Relying on its core technologies and its knowledge of the high-end video market, the Company develops sophisticated digital systems comprised of both standard and proprietary hardware and software. Accom believes that this approach results in flexible solutions, offering price and performance advantages over competitive systems while facilitating the transition to digital environments.

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

         The Company offers a range of products to the high-end segment of the video post-production and distribution markets. The Company's current key products are:

o     Digital disk recorders to produce computer graphics and animation;

o     On-line video editing systems used by post-production professionals;

o     Non-linear editing workstations used by post-production professionals;

o     Digital   video   effects  and   switchers   used  by   broadcasters   and
      post-production professionals;

o Digital video disk recorders used during the on-line post-production editing process;

o Networked still image and video clip storage systems used by broadcast distributors of video content; and

o     Multi-channel digital video servers for broadcast applications.

Accom Strategy

         Accom's goal is to be a leading supplier of post-production and distribution tools to the high-end video content creation, editing and broadcast markets. To achieve this goal, Accom is following a strategy that includes the following key elements:

         Leverage Market and Technical Position. The Company has established a reputation for meeting the exacting needs of the high-end segment of the video post-production market. The Company's strategy is to leverage its market and technical position to continue to offer innovative new products to the post-production market segment and to expand its product offerings into the distribution market segments.

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

           Invest  in  Innovative   Technologies.   The  Company  has  developed
significant expertise in core technologies relating to editing, real time control, and digital video disk recording. The Company intends to continue to internally develop and acquire new technologies as necessary in order to design products that satisfy customer requirements for quality, speed, cost and functionality. For example, by acquiring Scitex Digital Video, the Company obtained access to digital switchers, digital video effects and non-linear editing technologies.

         Enhance Distribution Channels. The Company intends to enhance its distribution channels on an ongoing basis to improve market penetration and increase sales. Products

         The Company currently offers nine product lines that address the needs of the post-production and distribution market segments. The Company's non-linear editing systems, on-line editing control systems, digital disk recorders and signal processing equipment are used primarily in post-production. Digital news graphics and clip servers and multi-channel servers address the needs of the video distribution segment.

         The following  table  summarizes the Company's key market  segments and products:
  -----------------------------------------------------------------------------------------------------------------
                     MARKETS / Product                                       Primary Applications
  -----------------------------------------------------------------------------------------------------------------
  POST-PRODUCTION:
  -----------------------------------------------------------------------------------------------------------------
    Digital Signal Processors
  -----------------------------------------------------------------------------------------------------------------
       8150 Digital Switcher                                Digital switcher for on-line post-production editing
                                                            for commercials and long form television programs
  -----------------------------------------------------------------------------------------------------------------
    Digital Editors
  -----------------------------------------------------------------------------------------------------------------
       Axial(R)3000                                         Edit controller for on-line post-production editing
                                                            for commercials and long form television programs
  -----------------------------------------------------------------------------------------------------------------
       Sphere(TM)                                           Integrated non-linear editing workstation for long
                                                            and short form programs and commercials using
                                                            compressed video
  -----------------------------------------------------------------------------------------------------------------
       AFFINTY(TM)                                          Integrated non-linear workstation for long and short
                                                            form programs and commercials using multiple streams
                                                            of uncompressed video
  -----------------------------------------------------------------------------------------------------------------
   Video Digital Disk Recorders

  -----------------------------------------------------------------------------------------------------------------
       APR(TM)/Attache                                      On-line post-production editing and effects and
                                                            on-air playback of graphics for broadcast
  -----------------------------------------------------------------------------------------------------------------
       WSD(R)2Xtreme                                        Desktop computer graphics and animation production
  -----------------------------------------------------------------------------------------------------------------
  DISTRIBUTION:
  -----------------------------------------------------------------------------------------------------------------
    Digital Signal Processors
  -----------------------------------------------------------------------------------------------------------------
       Dveous(TM)and Brutus                                 Digital Video Effects systems for news and sports
  -----------------------------------------------------------------------------------------------------------------
       Axess(TM)                                            Creation and broadcast distribution of news graphics
                                                            and short video segments
  -----------------------------------------------------------------------------------------------------------------
       Abekas(R)6000                                        Multi-user digital video server for broadcast
                                                            applications
  -----------------------------------------------------------------------------------------------------------------

         The following table summarizes the Company's net sales, in thousands, for the twelve months ended December 31, 1999, by market segment:

                                            For The Twelve Months Ended
                                                December 31, 1999
                                                -----------------
                Market                      Amount              Percent
                ------                      ------              -------
         Production                        $  3,840              11.7%
         Post-Production                     15,879              48.2%
         Distribution                         8,813              26.7%
         Other                                4,437              13.4%
                                      -----------------------------------------
                                           $ 32,969             100.0%
                                      =========================================

         With the sale of ELSET virtual set product line to IMadGINE in January 2000, the Company no longer participates in the production market segment. The sales for the production segment for the twelve months ended December 31, 1999, included sales of virtual set software and support and the WSD(R)2Xtreme.

Digital Signal Processing Equipment

         On December 10, 1998, Accom acquired substantially all of the assets of Scitex Digital Video. The 8150 switcher, the Dveous(TM) and the Brutus digital video effects (DVE) product lines were a part of this acquisition.

         The 8150 Digital Switcher with Built-in 3D Effects

         The 8150 switcher is typically used in an on-line post-production editing suite. In addition to a switcher, this type of an editing suite requires an on-line editor like the Axial(R) and a digital disk recorder like the APR(TM) Attache or the WSD(R) 2Xtreme, products manufactured by Accom. This 8150 is a powerful switcher which combines the familiar Mix/Effects architecture with limitless effects layering capabilities. The 8150's graphically assisted control panel and other advanced features make it easy to operate. The 8150 offers an optional 3D Digital Video Effects based on the twin channel Dveous(TM) architecture. This technology provides powerful new effects such as SuperShadow(TM), UltraWarp(TM), and the realistic textures and light sources of SurfaceFX(TM).

         Dveous(TM) Digital Video Effects

         The Dveous is a powerful, full quality and fully featured DVE product. Dveous is used in post-production suites as well as for live sports and news applications by television stations and production companies. DVEs are used to manipulate video images in real time to create effects like flying pictures, page turns and more complex effects which were only possible in the optical domain at one point in time. The Dveous is considered by many as the leading high-end DVE product and is used by many well-known broadcasters through out the world. The Dveous video processing system is based around four-field video framestores. Video information is upsampled vertically to create a full frame of data for every field. The Dveous also contains 23x12-point video filters and four-point store output interpolators to provide superb image quality for picture expansion and compression. All picture transform information is calculated to 1.2nS spatial precision with full 10 bits per pixel precision.

         Brutus Digital Video Effects

         Brutus is a solution built on the established benchmark of Dveous(TM) . Brutus offers multi-channels of Dveous DVE combined through the Brutus combiner to create complex effects and manipulate multiple images in real time. Any Dveous can easily upgrade to Brutus. The primary application of Brutus is in live sports production where effects have to be applied to multiple pictures simultaneously in a coordinated fashion.

Digital Editors

         The Company currently offers three product lines in the digital editing area: the Axial(R), the Sphere(R) family of editors, and AFFINITY(TM). On December 10, 1998, Accom acquired substantially all the assets of Scitex Digital Video. The Sphere product line was a part of this acquisition.

         On-Line  Editors

         The Company's Axial(R) line of digital on-line video editing systems consists of various models of the Axial(R) 3000. Key upgrade options for the Axial(R) 3000 are Live Video, Random Access Visual Editing System ("RAVE") and the Axial(R) Cache Editor. A primary benefit of the Axial(R) line of products is their ability to import edit decision lists from off-line editing systems for quick assembly of full-quality video content. The Axial(R) 3000 is used to perform editing and compositing for the high-end segment of the post-production market.

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

         Nonlinear Editing

         The Company's family of digital nonlinear editing workstations offers a complete range of solutions for simple to complex applications. In 1999, the Company introduced its next generation of non-linear editing products called the AFFINITY(TM). In addition, the Company's non-linear product line consists of four products, MicroSphere(R), VideoSphere(R), StrataSphere(R) and DigiSphere(R). The key features of the higher-end AFFINITY(TM), VideoSphere(R) and the StrataSphere(R) models are: simple and easy to use human interface, speed of editing and high quality real time video effects.

         AFFINITY(TM) is a real time editing system offering five streams of uncompressed and compressed video. Key features include a frame-based 3D DVE with advanced real time effects based on the Abekas Dveous technology and full motion alpha keys. There is full support for three-point and drag-and-drop editing, new project oriented interface with search and sort capability and stackable video clips, instant cut away shots and quick version comparisons. AFFINITY(TM) utilizes third party disk arrays from Medea Corporation, offering the best price performance in terms of storage capacity, access speed and price to end users. There were no sales of AFFINITY(TM) in 1999. Initial sales of AFFINITY(TM) occurred in February, 2000.

         MicroSphere(R) offers dual stream, real time video editing with effects for multimedia and graphics production. Files are stored in native QuickTime(TM) format for up and downstream compatibility throughout the Sphere line, and for compatibility with all QuickTime-capable graphics applications. MicroSphere(R) may be used as a stand-alone platform, or may be integrated into a Sphere collaborative workgroup.

         VideoSphere(R) is a finishing platform featuring dual-stream broadcast-quality video, four internal stereo pair audio, real time effects, wipes, and transitions. In addition to the standard 3D DVE the DveousFX(R) option adds Abekas(R) caliber effects capabilities including SurfaceFX(TM) 3D light sourcing and texturing that fully interact with the UltraWarp(R) palette. VideoSphere(R) also features sophisticated picture correction controls originally developed for the Abekas(R) 8150.

         StrataSphere(R) offers all the features of the VideoSphere(R) with the addition of full motion alpha channel. The StrataSphere(R) combines Abekas(R) 8150 Production Switcher keying power and the brilliant 3D effects of the Abekas(R) Dveous(TM) DVE to allow composition of up to fifty layers of video, each with full key signal integrity in real time.

         DigiSphere(R) was designed to perform the tasks of media acquisition and distribution without the expensive need to tie up a full blown editing workstation.

Post-Production Digital Video Disk Recorder-- APR(TM)

         APR(TM)/Attache was announced and first shown in September 1997, and full production shipments began in the second quarter of calendar 1998. The APR(TM) enables the digital recording and playback of D1 quality video onto a real time, random access redundant array of individual disks ("RAID"). Applications of the APR(TM) include random access video editing and the editing of 2D and 3D graphics and animation for production and post-production. Unlike a video tape recorder, the APR(TM) can instantly access stored images and play back the images at speeds ranging from 1/100th to 100 times normal play speed. The APR(TM) is configured to offer storage of 30 minutes and 60 minutes of uncompressed video recording times. The APR(TM) offers a "half-bandwidth" channel option called KeyTrack(TM). KeyTrack allows a synchronous key/matte signal to be recorded in sync with the video. Two complete videotape recorders or DDRs are normally required for this capability.

         APR(TM)/Attache is the first digital disk recorder to offer "PreRead" and "PostRead" functions. "PreRead" (write-after-read) allows material to be played off the disk, processed externally, and re-recorded back on the same disk in real time. This allows one Attache to function as both a playback device and a record device, effectively replacing two devices in the post-production suite. "PostRead" (read-after-write) allows material to be played out. Limited versions of PreRead and PostRead have been available on videotape recorders for several years and have become standard features of videotape recorders.

Computer Graphics and Animation Digital Disk Recorder

         The Company's WSD digital disk recorder is primarily used in the production and post-production of computer graphics and animation. The WSD(R)2Xtreme, the fourth generation WSD(R) product, is a D1 quality digital video disk recorder and video subsystem that enables users to record and play back digital video images in real time and rapidly transfer digital video images to and from computer workstations. The WSD(R)2Xtreme enables more efficient creation of 2D and 3D graphics and animation by providing a bridge between the computer workstation and video tape recorders and other video devices. The WSD(R)2Xtreme's digital random access recording and playback features improve the quality of desktop graphics production by eliminating the speed and maintenance problems associated with analog video tape recorders. With the WSD(R)2Xtreme, frames can be played back in real time so the user can see the end result in full motion on a video monitor. The Company has worked closely with a number of third-party software developers to integrate the WSD(R)2Xtreme with their applications. The WSD(R)2Xtreme also provides both Ethernet and SCSI connections, thereby enabling it to interface with applications running on Silicon Graphics, Windows-NT(TM) and Apple Macintosh computer platforms.

Digital News Graphics and Clip Servers-Axess(TM)

         The Axess(TM) is designed to be used by broadcast professionals for the preparation and on-air presentation of computer-generated graphics, still images and video clips. The Axess(TM) enables broadcasters to digitally store, categorize, search and obtain quick access to a library of previously recorded still images, computer-generated graphics and video clips for use during on-air presentations of news, sports or entertainment events. The Axess(TM) is a networked system of individual nodes, each having its own storage modules. Storage is configured to meet the needs of each user, but every node on the network has access to the information stored in other nodes. An option designed with a RAID provides real time video storage. The storage options enable a user to record and play back a mixture of still and moving images. Depending on the selected storage options, a single node can be configured to store from 1,000 to 70,000 still images or from 17 minutes to over 2 hours of uncompressed video. Each Axess(TM) system is a user-designed configuration based on just a few standard hardware components. The price of the Axess(TM) varies widely depending on the number of nodes and the amount of storage per node.

Multi-Channel Digital Video Server-Abekas(R) 6000

         The new Abekas(R) 6000 is a disk-based, broadcast quality, digital video server in a compact, single-chassis design. With user-selectable bit rates using DVCPRO compression, the Abekas(R) 6000 provides the user with the ability to select the compression level appropriate to his needs. The system is fully DTV ready, accepting and supplying digital video, key, and digital audio signals. It supports either two, four, six, or eight independently controlled digital video channels, with up to four tracks (two stereo pairs) of digital audio per video channel when operating at either the DVCPRO or DVCPRO-50 compression level. With enough disk capacity to provide dozens of hours of local storage capacity, the Abekas(R) 6000 is ideal for use in news editing and play out, program cache and play out, spot cache and play out, and program materials distribution.

Customers and Applications

         The primary end users of the Company's products are post-production, broadcast and cable companies and studios. No customer accounted for more than 10% of total revenues in the twelve months ended December 31, 1999. One customer, AIM Co. Ltd., a distributor, accounted for 14%, 16% and 13% of the Company's total revenues for the three months ended December 31, 1998, and the twelve months ended September 30, 1998 and 1997, respectively.

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

         In the United States, the Company markets its products at trade shows such as those held by the National Association of Broadcasters ("NAB") and ACM SIGGRAPH. The Company conducts domestic direct sales through employees based in New Jersey, Illinois, Florida, Texas and California, and uses independent representatives to market its products in geographic areas that are not served by its direct sales organization. The Company utilizes an additional sales channel of distributors for its WSD(R)/2Xtreme product line to more effectively reach the computer graphics and animation content creators. Outside the United States, the Company markets its products at trade shows such as those held by the International Broadcast Conference in Europe and the InterBee in Japan. The Company sells its products through a network of distributors that cover a myriad of countries. During the twelve months ended December 31, 1999, the three months ended December 31, 1998 and the twelve months ended September 30, 1998 and 1997, the Company generated 35%, 45%, 45% and 42%, respectively, of its net sales from customers in markets outside of the United States. The Company has one employee based in the United Kingdom to manage and support the Company's distributors in Europe, Africa and the Middle East. The Company has one employee based in Hong Kong to manage and support its distributors in Asia Pacific. The Company manages its distributors in Central and South America through its corporate headquarters in Menlo Park, California.

         The Company provides technical support and training to its customers directly and through its distributors and maintains a technical support group in both its Menlo Park and Grass Valley facilities.

         The Company generally ships its products within 30 days after acceptance of a customer purchase order. The Company does not believe that its backlog at any particular point in time is material or indicative of future revenue levels.

Research and Development

         The Company's research and development efforts currently are focused on the development of product enhancements and new products for its digital video on-line editor and its video and computer graphics digital disk recorders. The Company's engineering staff consists of software and hardware engineers and other support personnel. As of February 29, 2000, the Company employed 31 people in its research and development organization, of which approximately 13 professionals were focused on software development. During the twelve months ended December 31, 1999, the three months ended December 31, 1998, and the twelve months ended September 30, 1998 and 1997, the Company's research and development expenses were approximately $7.3 million, $1.2 million, $3.3 million and $3.3 million, respectively. The Company believes that its success will depend, in part, upon its ability to enhance its existing products and to develop and introduce new products and features to incorporate new technologies and meet changing customer requirements and emerging industry standards on a timely and cost-effective basis.

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

Competition

         The video post-production and distribution equipment markets are highly competitive and are characterized by rapid technological change, frequent new product introductions, short product lives, evolving industry standards and significant price erosion over the life of a product. The Company anticipates increased competition in these markets from both existing vendors and new market entrants. The Company believes that the primary competitive factors in the high-end market are feature availability, quality, price, ease of use, compatibility with other manufacturers' products, ability to provide complete systems, continued introduction of new products and product enhancements, customer service and support and distribution. The Company believes that it competes favorably in the high-end segment of the video post-production and distribution market with respect to most of these factors.

         In the digital on-line video editor, nonlinear video editor and digital video disk recorder market, the Company has to date competed primarily with a limited number of comparably-sized companies as well as larger vendors such as Sony Corporation, The Grass Valley Group, Media 100, Inc. and Avid Technology, Inc. Each of these larger companies has substantially greater financial, technical, marketing, sales and customer support resources, greater name recognition and larger installed customer bases than the Company. As the Company continues to broaden its lower-priced on-line video editor and digital video disk recorder product lines, the Company anticipates that it will encounter increased competition, including competition from these larger vendors.

         The multi-channel digital video server and digital news graphics and clip server market segment is an emerging market segment. The Company currently competes with established video companies such as Quantel Ltd. (a subsidiary of Carlton Communications plc), Leitch Technology Corporation, The Grass Valley Group and Pinnacle Systems, Inc. In addition, certain established computer and electronics companies are currently offering or have announced their intentions to offer products or solutions that compete with the Abekas(R) 6000 and Axess(TM). In addition, the Company expects that existing vendors and new market entrants will develop products that will compete directly with the Abekas(R) 6000 and Axess(TM) and that competition will increase significantly as the rate of conversion from analog tape-based systems to digital disk-based systems increases. Many of the Company's current and potential competitors have substantially greater financial, technical, marketing, sales and customer support resources, greater name recognition and larger installed customer bases than the Company.

         Increased competition in any of the Company's markets could result in price reductions, reduced margins and loss of market share, all of which would materially and adversely affect the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to compete successfully against current or future competitors.

Proprietary Rights and Licenses

Proprietary Rights

         The Company's success and ability to compete is dependent in part upon its proprietary technology. The Company relies on a combination of patent, trade secret, copyright and trademark law, nondisclosure agreements and other intellectual property methods to protect its technology. The Company's products are generally sold pursuant to purchase and license agreements that contain terms and conditions restricting unauthorized disclosure or reverse-compiling of the proprietary software embodied in the products. The Company owns 37 United States patents, 17 foreign patents and has applications pending for five foreign patents. The Company is also pursuing patent applications in certain foreign countries. There can be no assurance that any of the Company's currently pending patent applications or future applications will be granted in full or in part or that claims allowed will be sufficiently broad to protect the Company's technology. The Company also owns 36 registered trademarks in the United States, 39 registered foreign trademarks and has four pending United States and two pending foreign trademark applications. Although the Company relies to a great extent on trade secret protection for much of its technology, and has obtained written confidentiality agreements from all of its key employees, consultants and vendors, there can be no assurance that third parties will not either independently develop the same or similar technology, obtain unauthorized access to the Company's proprietary technology or misuse the technology to which the Company has granted access.

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

Employees

         On February 29, 2000, the Company had 109 full-time employees, including 31 in research and development, 39 in marketing, sales and technical support, 25 in manufacturing and 14 in administration and finance. The Company's success will depend, in large part, on its ability to attract and retain qualified personnel, who are in great demand throughout the industry. None of the Company's employees is represented by a labor union. The Company believes that its employee relations are good.

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

         Failure to Successfully Integrate Newly Acquired Business. On December 10, 1998, the Company acquired substantially all of the assets of Scitex Digital Video, Inc. and certain of its affiliates (the "Acquisition"). See
"Business--General." The Company entered into the Acquisition with the expectation that the Acquisition would result in certain benefits for the combined businesses. Achieving the anticipated benefits of the Acquisition depends in part upon whether certain of the two companies' business operations and their product offerings can be integrated in an efficient and effective manner. Although most of the integration has been accomplished, the full extent of the cost savings in operations is not known. If the integration does not result in the anticipated cost savings in operations, there may be an adverse effect on the Company's results of operations and financial condition. In addition, if benefits resulting from product development that was under way at Scitex Digital Video at the time of the Acquisition are not fully realized, the resulting shortfall in revenues anticipated from these products under development may have an adverse effect on the Company's results of operations and financial condition. Additionally, the estimates used by the Company in valuing the in-process research and development acquired were based upon assumptions the Company believed to be reasonable but which are inherently uncertain and unpredictable. The Company's assumptions may have been incomplete or inaccurate. No assurance can be given that unanticipated events or circumstances will not occur. Accordingly, actual results may vary from projected results. Any such variance may result in an adverse effect on the financial condition and results of the Company.

         Potential Fluctuations in Operating Results. The Company incurred a net loss of $2.6 million for the twelve months ended December 31, 1999. For the three-month Transition Period ending December 31, 1998, the Company incurred a net loss of $3.9 million. The Company also incurred net losses of $2.9 million and $4.5 million, respectively, in the twelve months ended September 30, 1998 and 1997. There can be no assurance that the Company will be profitable on a quarterly or annual basis in the future. The Company's quarterly operating results in the past have fluctuated and may fluctuate significantly in the future depending on such factors as the timing and shipment of significant orders, new product introductions and changes in pricing policies by the Company and its competitors, the timing and market acceptance of the Company's new products and product enhancements, the Company's product mix, the mix of distribution channels through which the Company's products are sold, the Company's inability to obtain sufficient supplies of sole or limited source components for its products and charges related to refocusing and streamlining operations. In response to competitive pressures or new product introductions, the Company may make certain pricing changes or take other actions, such as restructuring the product lines, that could materially and adversely affect the Company's operating results. In addition, new product introductions by the Company could contribute to quarterly fluctuations in operating results as orders for new products commence and orders for existing products decline. The Company believes that its net sales generally will decrease in the first quarter of each fiscal year as compared to the prior quarter due to decreased expenditures in the post-production market during that period and delayed customer purchasing decisions in anticipation of new product introductions by the Company and others at the annual NAB convention.

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

         Dependence on AFFINITY(TM) Sales. The Company anticipates that a significant proportion of its sales in 2000 will come from sales of its new, non-linear editing product, AFFINITY(TM). AFFINITY(TM) was introduced in 1999. Initial shipments occurred in February 2000. As a new product with no record of prior sales, there can be no assurance that sales of AFFINITY(TM) will reach the levels anticipated by the Company. To the extent that sales of AFFINITY(TM) are less than planned, there could be an adverse effect on the Company's business, financial condition, and results of operations.

         Credit Line Financing. In February 2000, the Company entered into an agreement with The Provident Bank ("Provident") for a $2,000,000 revolving line of credit ("line"). Borrowings are limited to a maximum of $1,500,000 until March 31, 2000. Removal of the borrowing limit is dependent on meeting a certain financial covenant. The Company anticipates that the line will be needed to provide operating cash for the day-to-day operations of the Company in 2000. The amount of borrowing allowed under the line is dependent on the level of eligible accounts receivable. In addition, the Company must fulfill certain financial performance covenants set by Provident. To the extent that the level of eligible accounts receivable is not sufficient or the Company fails to meet the financial performance covenants, the Company's ability to borrow funds to finance operations will be negatively impacted. In the event the Company is unable to borrow funds, the Company will reevaluate its operating plans and believes it will have the ability to delay or reduce expenditures so as to not breach its loan covenants or require additional resources in order to continue as a going concern at least through December 31, 2000.

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

         The introduction of new products or product enhancements with reliability, quality or compatibility problems can result in reduced or delayed sales, delays in collecting accounts receivable or additional service and warranty costs. In the past, the Company has delivered certain new products to customers prematurely, and, as a result, such products have contained
performance  deficiencies.   For  example,  the  Company  experienced  technical
problems with the introduction of Axess(TM), including delays in delivering additional functionality when originally requested by certain initial customers. Similarly, the software component of the Company's products, may contain errors that may be detected at any point in the product's life cycle, including after product introduction. For example, the Company has from time to time needed to update the software for its products to address performance problems. The Company expects the software content of its products to increase in the future. There can be no assurance that the Company will not experience delays and software or hardware related technical problems in its current and future efforts to develop products and product enhancements. Any such delays or problems could have a material adverse effect on the Company's business, financial condition and results of operations.

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

         Management of Growth. Although the Company streamlined its operations during fiscal 1997 and sold the ELSET virtual set business in January 2000, the Company's long-term success will depend in part on its ability to manage growth, both domestically and internationally. In addition, the Company will be required to enhance its operational, management information and financial control systems. To manage the growth resulting from the acquisition of Scitex Digital Video in December, 1998, the Company brought on board the following three senior level managers: Executive Vice President of Technology and Engineering, Vice President of Sales, and Senior Vice President and Chief Financial Officer. To support growth, the Company will be required to increase the personnel in its sales, marketing and customer support departments. If the Company is unable to hire a sufficient number of employees with the appropriate levels of experience to increase the capacity of these departments in a timely manner, or if the Company is unable to effectively manage its growth, the Company's business, financial condition and results of operations could be materially and adversely affected.

         International Operations. In the twelve months ended December 31, 1999, the three-month Transition Period ended December 31, 1998 and in the twelve months ended September 30, 1998 and 1997, international sales accounted for 35%, 45%, 45% and 42%, respectively, of the Company's total net sales. The Company expects that international sales will continue to represent a significant portion of its net sales in the future. The Company's results of operations may be adversely affected by fluctuations in exchange rates, difficulties in collecting accounts receivable, tariffs and difficulties in obtaining export licenses. Although the Company's sales are currently denominated in U.S. dollars, future international sales may result in foreign currency denominated sales. Gains and losses on the conversion to U.S. dollars of receivables and payables arising from international operations may contribute to fluctuations in the Company's results of operations. In addition, international sales are primarily made through distributors and result in lower gross margins than direct sales. Moreover, the Company's international sales may be adversely affected by lower sales levels that typically occur during the summer months in Europe and other parts of the world. International sales and operations are also subject to risks such as the imposition of governmental controls, political instability, trade restrictions and changes in regulatory requirements, difficulties in staffing and managing international operations, generally longer payment cycles and potential insolvency of international dealers. There can be no assurance that these factors will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's business, financial condition and results of operations.

         Dependence on Distributors. The Company derives a majority of its revenues from sales through distributors. The Company depends on distributors for substantially all of its international sales. The loss of certain of these distributors could have a material adverse effect on the Company. Certain of the Company's distributors also act as distributors for competitors of the Company and could devote greater effort and resources to marketing competitive products. Because the Company's products are sold to high-end video professionals, effective distributors must possess sufficient technical, marketing and sales resources and must devote these resources to a lengthy sales cycle and subsequent customer support. There can be no assurance that the Company's current distributors will be able to continue to market and support the Company's existing products effectively or that economic conditions or industry demand will not adversely affect such distributors. The markets for new products such as the digital video disk-based servers require a different marketing, sales, distribution and support strategy than markets for the Company's other products. In addition, the Company currently may expand its existing indirect sales channels to implement its strategy of broadening its lower-priced products. There can be no assurance that the Company's distributors will choose or be able to effectively market and support these lower priced products or to continue to market the Company's existing products. In connection with the acquisition of Scitex Digital Video (SDV) in December, 1998, the Company assumed certain contracts and relationships with

SDV's distributors. Because the Company does not have a historical working relationship with many of such distributors, there can be no assurance that such distributors will continue to do business with the Company. A failure of the Company's distributors to successfully market and support the Company's products would have a material adverse effect on the Company's business, financial condition and results of operations.

         Impact of Year 2000. In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company incurred costs of approximately $200,000 during 1999 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

         Substantial Control by Existing Stockholders; Effect of Certain Anti-Takeover Provisions. As of March 15, 2000, the Company's executive officers and directors, and their affiliates, beneficially owned approximately 53.0% of the Company's outstanding Common Stock. As a result, the Company's executive officers and directors and their affiliates will be able to exercise significant influence over the Company and its business and affairs as well as over the election of directors, regardless of how other stockholders of the Company may vote. Furthermore, acting together, such stockholders may be able to block any change in control of the Company.

         In addition, a current director of the Company was appointed by American Bankers Insurance Group, which owns 8% Senior Subordinated Convertible Notes of the Company which are convertible into up to 2,307,692 shares of the Company's common stock.

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

         Possible Volatility of Stock Price; Decreased Liquidity. The Company's stock price has been and may continue to be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenue or earnings from levels expected by securities analysts, investors or others could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period. Additionally, the Company may not learn of, or be able to confirm, revenue or earnings shortfalls until late in the fiscal quarter or following the end of the quarter, which could result in an even more immediate and adverse effect on the trading of the Company's common stock. On July 20, 1998, the Company's Common Stock was delisted from the NASDAQ National Market System and it is now quoted on the Over-the-Counter (OTC) Bulletin Board under the symbol ACMM. The OTC Bulletin Board may not provide as much liquidity for the Company's Common Stock as the NASDAQ National Market. Also, the aggregate market value of the voting stock held by non-affiliates ("public float") of the Company, as of March 15, 2000, was approximately $8,493,000 which affects the liquidity of the Common Stock. Finally, the Company participates in a highly dynamic industry, which may result in significant volatility of the Company's common stock price.

Item 2.  Properties

         The Company's principal office is located in Menlo Park, California, and consists of approximately 30,000 square feet under a lease that expires in June 2005. In addition, the Company has an office in Grass Valley, California, consisting of approximately 15,000 square feet, under a lease that expires in April 2004. The Company also leases work space in Hong Kong under an operating lease which expires in January 2001. The Company believes that its existing facilities are adequate to meet its requirements for the near term and that additional space will be available on commercially reasonable terms if needed.

Item 3.  Legal Proceedings

         There is no material legal proceeding to which the Company is a party or to which any of its properties are subject. No material legal proceedings were terminated in the twelve months ended December 31, 1999.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Executive Officers of the Company

         The executive officers of the Company, and their ages as of March 30, 2000, are as follows:

Name                                     Age                            Position(s)
----                                     ---                            -----------
Junaid Sheikh....................         46     Chairman of the Board, President and Chief Executive
                                                 Officer
Phillip Bennett..................         46     Executive Vice President, Technology and Engineering
Donald K. McCauley...............         59     Senior Vice President, Finance, and Chief Financial
                                                 Officer
Ian Craven.......................         45     Senior Vice President, Engineering
William T. Ludwig................         52     Vice President, Sales
William Harris Rogers............         52     Vice President, Marketing
Donald W. Petersen...............         55     Vice President, Manufacturing


         Junaid Sheikh has served as the Chairman of the Company's Board of Directors since June 1988, and as the Company's President and Chief Executive Officer since November 1991.

         Phillip Bennett has served as Executive Vice President, Technology and Engineering, since December 1998. Since 1993, Mr. Bennett has been a private investor and active in image processing and television systems development. From 1982 to 1993, Mr. Bennett was a founder and Vice President of Engineering of Abekas Video Systems.

         Donald K. McCauley has served as Senior Vice President, Finance, and Chief Financial Officer since December 1998. Prior to joining the Company, Mr. McCauley served as the Senior Vice President of Finance and

Chief Financial Officer of Scitex Digital Video from 1994. Prior to that, he was a founder and Chief Financial Officer of ImMIX, a manufacturer of non-linear editors.

         Ian Craven has served as Senior Vice President, Engineering, since October 1991. From October 1991, to April 1995, he also served as a director of the Company.

         William T. Ludwig has served as Vice President, Sales, since December 1998. From July 1996 to December 1998, Mr. Ludwig served as Vice President of Sales for Americas/Far East (AMFE) for Pinnacle Systems. From January 1996 to July 1996, he was the Director of Sales for FAST Electronics. From 1985 to 1995, he served in various sales capacities for Abekas Video Systems.

         William Harris Rogers has served as Vice President, Marketing, since December 1998. From May 1998 to December 1998, he served as Vice President, Sales and Marketing, of the Company. From July 1995 to April 1998, he served as Vice-President, Marketing, of the Company. He attended the Stanford University Graduate School of Business from August 1994 to June 1995, earning a Master of Science Degree in Business Management. He was a consultant from November 1993 to July 1994. From July 1991 to October 1993, he was Director of Sales for Dynatech Video Group.

         Donald W. Petersen has served as Vice President, Manufacturing, of the Company since April 1990.

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

                                                                                           High          Low

        Fiscal Year ended September 30, 1997:
            First Quarter.............................................................     $2.63        $0.91
            Second Quarter............................................................     $2.00        $1.00
            Third Quarter.............................................................     $2.25        $1.00
            Fourth Quarter............................................................     $2.88        $1.56
        Fiscal Year ended September 30, 1998:
            First Quarter.............................................................     $2.63        $1.06
            Second Quarter............................................................     $1.44        $0.81
            Third Quarter.............................................................     $1.16        $0.50
            Fourth Quarter............................................................     $0.69        $0.22
        For the Three Months ended December 31, 1998..................................     $0.86        $0.19
        Fiscal Year  ended December 31, 1999:
            First Quarter.............................................................     $1.25        $0.66
            Second Quarter............................................................     $1.56        $0.81
            Third Quarter.............................................................     $0.97        $0.38
            Fourth Quarter............................................................     $1.00        $0.44


         On March 15, 2000, the closing sale price of the Company's common stock as reported on the OTC Bulletin Board was $ 2.25.

         The Company had 96 stockholders of record as of March 15, 2000, including several holders who are nominees for an undetermined number of beneficial owners.

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

                                               Selected Consolidated Financial Data
                                              (in thousands, except per share data)

                                                                                         Three Months Ended   Twelve Months Ended
Consolidated Statement of Operations Data:      Fiscal Year Ended September 30,              December 31,         December 31,
                                                -------------------------------              ------------         ------------
                                                1995        1996       1997     1998      1997        1998       1998       1999
                                              --------   --------    --------  --------  --------   --------   --------   -------
                                                                                        (Unaudited)           (Unaudited)
Net sales.................................... $21,312     $21,408    $17,627    $12,617   $4,133    $ 3,363     $11,847   $32,969
Gross profit.................................  11,175      10,398      6,593      6,439    2,387      1,389       5,441    17,401
Operating income (loss)...................... (10,792)     (1,621)    (4,657)    (3,042)      90     (3,882)     (7,014)   (2,169)
Net income (loss)............................ (10,840)       (916)    (4,490)    (2,881)     142     (3,896)     (6,919)   (2,595)
Basic net income (loss) per share(1).........   (2.47)      (0.14)     (0.68)     (0.43)    0.02      (0.52)      (1.00)    (0.26)
Diluted net income (loss) per shar(1)........   (2.47)      (0.14)     (0.68)     (0.43)    0.02      (0.52)      (1.00)    (0.26)
Shares used in computing:
  Basic net income (loss) per share(1).......   4,397       6,439      6,587      6,662    6,638      7,552       6,891    10,124
  Diluted net income (loss) per share(1).....   4,397       6,439      6,587      6,662    7,034      7,552       6,891    10,124



Balance Sheet Data:                                      As of September 30,             As of December 31,    As of December 31,
                                                         --------------------            -------------------   ------------------
                                                1995        1996       1997     1998      1997        1998       1998       1999
                                              --------   --------    --------  --------  --------   --------   --------   -------
                                                                                        (Unaudited)           (Unaudited)
  Working capital (deficit)...........        $12,220      11,171      7,550      4,633    7,492     (2,661)     (2,661)      200
  Total assets........................         19,712      17,279     11,545      8,093   12,447     17,213      17,213    12,035
  Long-term notes payable.............             83          24          -          -        -      1,165       1,165     3,261
  Total stockholders' equity..........        $13,679     $12,952    $ 8,566    $ 5,720   $8,734    $ 3,929     $ 3,929   $ 1,338


(1) Computed on the basis described in Note 1 of Notes to Consolidated Financial Statements. All share amounts have been adjusted to reflect the implementation of Financial Accounting Standards Board Statement No. 128 and Staff Accounting Bulletin No. 98.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Consolidated Financial Statements as of December 31, 1999 and 1998 and as of September 30, 1998 and 1997 and for the twelve months ended December 31, 1999 and 1998, the three months ended December 31, 1998 and 1997 and for the two fiscal years ended September 30, 1998 and 1997, included elsewhere in this Report on Form 10-K. In the fourth quarter of calendar 1998, the Company changed its fiscal year end from September 30 to December 31.

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

Overview

         Accom designs, manufactures, sells, and supports a complete line of digital video signal processing, editing, and disk recording tools, primarily for the professional worldwide video post-production and distribution marketplaces. The Company had previously offered products, including the ELSET Virtual Set, in the video and computer graphics production marketplace.

         The following table summarizes the Company's products and the primary markets they address.

--------------------------------------------------------------------------------
                           Primary Markets / Products
                           --------------------------

Post-Production:
  Editing:
      Digital Video Editors:
          Axial(R)3000 on-line editor
          Sphere(TM)non-linear editor
          AFFINITY(TM)
      Digital Disk Recorders:
          Work Station Disk ("WSD(R)") 2Xtreme(TM)Computer Graphics Digital Disk Recorder
          Accom Professional Recorder ("APR(TM)") Attache(TM)
      Digital Switcher:
          8150 switcher
Distribution:
  Axess(TM) Digital News Graphic and Clip Server
  Dveous(TM) and Brutus digital video effects systems
  Abekas(R) 6000
--------------------------------------------------------------------------------

         The Company's revenues are currently derived primarily from product sales. The Company generally recognizes revenue upon product shipment. If obligations exist at the time of shipment, revenue recognition is deferred until obligations are met. The Company's gross margin has historically fluctuated from quarter to quarter and declined on an annual basis. In the future, gross margins will be dependent on the mix of higher and lower-priced products and the percentage of sales made through direct and indirect distribution channels.

         Software development costs are recorded in accordance with Statement of Financial Accounting Standards No. 86. To date, the Company has expensed all of its internal software development costs, as costs incurred subsequent to the establishment of technical feasibility for each product have not been significant.

         On December 10, 1998, the Company acquired substantially all of the assets and certain liabilities of Scitex Digital Video, Inc. and certain of its affiliates, as part of the Company's strategy to broaden its product line and to grow the Company. The acquired assets included Scitex Digital Video's business of developing, manufacturing, marketing and selling digital video manipulation equipment and non-linear editing workstations for the video industry. The products that were acquired in such transaction are described in the Section entitled "Products."

          On January 21, 2000, Accom and certain of its subsidiaries sold substantially all of their respective assets related to the ELSET virtual set product line to IMadGINE. IMadGINE also purchased the stock of Accom's subsidiary, Accom Poland. The Company and its subsidiaries also sold to IMadGINE certain intellectual property related to the ELSET business. ELSET products consist of virtual sets for high-end video content creation in real time. The Company's first shipment of ELSET virtual set tools occurred in March 1996, with the final shipment occurring in December 1999. With the sale of ELSET to IMadGINE, Accom reduced its headcount of full-time employees by 13. The positions eliminated consisted of 9 software engineers and 1 administrative aide in the employment of Accom Poland and 3 marketing and sales employees operating out of the Menlo Park office.

Results of Operations

Twelve Months Ended December 31, 1999 vs. Twelve Months Ended December 31, 1998

         The following table presents the Company's Consolidated Statements of Operations (dollar amounts in thousands) for the twelve months ended December
31, 1999 and 1998:

                                                                       For the Twelve Months Ended
                                                                               December 31,                   Increase (Decrease)
                                                                       --------------------------          ----------------------
                                                                         1999              1998             Amount         Percent
                                                                       --------          --------          --------         -----
                                                                                        (Unaudited)
Net sales                                                              $ 32,969          $ 11,847          $ 21,122          178.3%
Cost of sales                                                            15,568             6,406             9,162          143.0%
                                                                       --------          --------          --------          -----
Gross profit                                                             17,401             5,441            11,960          219.8%
                                                                       --------          --------          --------          -----
Operating expenses:
  Research and development                                                7,340             3,721             3,619           97.3%
  Marketing and sales                                                     9,158             4,916             4,242           86.3%
  General and administrative                                              3,072             1,623             1,449           89.3%
  Charge for acquired in-process technology                                --               2,195            (2,195)        (100.0)%
                                                                       --------          --------          --------          -----
  Total operating expenses                                               19,570            12,455             7,115           57.1%
                                                                       --------          --------          --------          -----
Operating loss                                                           (2,169)           (7,014)            4,845           69.1%
Interest and other income (expense), net                                   (414)              114              (528)        (463.2)%
                                                                       --------          --------          --------          -----
Loss before provision for income taxes                                   (2,583)           (6,900)            4,317           62.6%
Provision for income taxes                                                   12                19                (7)         (36.8)%
                                                                       --------          --------          --------          -----
Net loss                                                               $ (2,595)         $ (6,919)         $  4,324           62.5%
                                                                       ========          ========          ========          =====

         The following table presents the Company's Consolidated Statements of Operations as a percentage of net sales for the twelve months ended December 31, 1999 and 1998:

                                                                                      For the Twelve Months
                                                                                       Ended December 31,
                                                                                      ----------------------  Increase
                                                                                       1999         1998     (Decrease)
                                                                                       ----         ----     ----------
                                                                                                (Unaudited)
Net sales                                                                             100.0%       100.0%        -
Cost of sales                                                                          47.2%        54.1%      (6.9)%
                                                                                   -------------------------------------
Gross margin                                                                           52.8%        45.9%       6.9%
                                                                                   -------------------------------------
Operating expenses:
     Research and development                                                          22.3%        31.4%      (9.1)%
     Marketing and sales                                                               27.8%        41.5%     (13.7)%
     General and administrative                                                         9.3%        13.7%      (4.4)%
     Charge for acquired in-process technology                                            -         18.5%     (18.5)%
                                                                                   -------------------------------------
     Total operating expenses                                                          59.4%       105.1%     (45.7)%
                                                                                   -------------------------------------
Operating loss                                                                         (6.6)%      (59.2)%     52.6%
Interest and other income (loss), net                                                  (1.3)%        1.0%       2.3%
                                                                                   -------------------------------------
Loss before provision for income taxes                                                 (7.9)%      (58.2)%     50.3%
Provision for income taxes                                                                -          0.2%      (0.2)%
                                                                                   -------------------------------------
Net loss                                                                               (7.9)%      (58.4)%     50.5%
                                                                                   =====================================

         The following is a discussion comparing the results of operations for the twelve months ending December 31, 1999 and 1998:

         Net sales. The increase in net sales during the twelve months ended December 31, 1999, from levels for the twelve months ended December 31, 1998, was primarily due to increased sales in the post-production and distribution marketplaces as well as increased customer service revenues. The increased sales resulted largely from sales from product lines acquired in the acquisition of the Scitex Digital Video assets and business in December, 1998.

         International sales in the twelve months ended December 31, 1999 and 1998, represented 35% and 43% of net sales, respectively, as export sales to Europe decreased, as a percentage of total sales, from 15% to 14% and export sales to the Pacific Rim decreased, as a percentage of total sales, from 23% to 18%.

         The following table presents net sales dollar volumes by market and related percentages of total net sales (dollar amounts in thousands) for the twelve months ended December 31, 1999 and 1998:

                      For the Twelve Months Ended   For the Twelve Months Ended
                           December 31, 1999            December 31, 1998
                        ----------------------         --------------------
    Market              Amount         Percent         Amount       Percent
    ------              ------         -------         ------       -------
Production             $ 3,840           11.7%        $ 5,275         44.5%
Post-Production         15,879           48.2%          4,046         34.2%
Distribution             8,813           26.7%          1,640         13.8%
Other                    4,437           13.4%            886          7.5%
                       -------          -----         -------        -----
                       $32,969          100.0%        $11,847        100.0%
                       =======          =====         =======        =====


         Cost of sales. Cost of sales, as a percentage of sales, decreased for the twelve months ended December 31, 1999, from levels for the twelve months ended December 31, 1998, as a result of increased overall sales and a higher proportion of higher margin, customer service sales.

         Research and development. Research and development expenses for the twelve months ended December 31, 1999, increased over levels for the twelve months ended December 31, 1998, due to increases in headcount and related overhead expenses, consultant expenses, and materials and services related to specific project development. The increase in headcount was primarily a result of the acquisition of the Scitex Digital Video assets and business in December 1998.

         Marketing and sales. Marketing and sales expenses for the twelve months ended December 31, 1999, increased over levels for the twelve months ended December 31, 1998, primarily due to increases in headcount and related overhead expenses, expenses for consultants and temporary employees, sales commission expenses, travel expenses, trade show expenses, and advertising expenses. The increase in headcount was primarily a result of the acquisition of the Scitex Digital Video assets and business in December 1998.

         General and administrative. The increase in general and administrative expenses for the twelve months ended December 31, 1999, from levels for the twelve months ended December 31, 1998, was primarily due to increases in headcount and related overhead expenses, expenses for consultants and temporary employees, fees for professional services, bank charges and amortization of intangibles. The increase in headcount was primarily a result of the acquisition of the Scitex Digital Video assets and business in December 1998.

         Interest and other income, net. Interest and other income, net, for the twelve months ended December 31, 1999, decreased over levels for the twelve months ended December 31, 1998, due to a decrease in the levels of interest-paying investments as well as an increase in debt taken on, in part, to fund the acquisition of the Scitex Digital Video assets and business in December 1998.

         Provision for income taxes. For the twelve months ended December 31, 1999, the provision for income taxes represents an estimate of the current foreign tax liability. No benefit related to U.S. losses incurred for the twelve months ended December 31, 1999, has been recognized by the Company due to the inability to carry back net operating losses and a lack of earnings history. The deferred tax asset on the balance sheet has been fully offset by a valuation allowance. For the year ended December 31, 1998, the provision for income taxes represents an estimate of foreign tax liability.

Three Months Ended December 31, 1998 vs. Three Months Ended December 31, 1997

         The following table presents the Company's Consolidated Statements of Operations (dollar amounts in thousands) for the three months ended December 31, 1998 and 1997:

                                                                          For the Three Months
                                                                                  Ended
                                                                                December 31,                Increase (Decrease)
                                                                         ------------------------         ------------------------
                                                                           1998             1997           Amount          Percent
                                                                         -------          -------         -------          -------
                                                                                         (Unaudited)
Net sales                                                                $ 3,363          $ 4,133         $  (770)           (18.6)%
Cost of sales                                                              1,974            1,746             228             13.1%
                                                                         -------          -------         -------          -------
Gross profit                                                               1,389            2,387            (998)           (41.8)%
                                                                         -------          -------         -------          -------
Operating expenses:
  Research and development                                                 1,210              784             426             54.3%
  Marketing and sales                                                      1,163            1,214             (51)            (4.2)%
  General and administrative                                                 703              299             404            135.1%
  Charge for acquired in-process technology                                2,195             --             2,195             N/A
                                                                         -------          -------         -------          -------
  Total operating expenses                                                 5,271            2,297           2,974            129.5%
                                                                         -------          -------         -------          -------
Operating income (loss)                                                   (3,882)              90          (3,972)        (4,413.3)%
Interest and other income (expense), net                                     (13)              53             (66)          (124.5)%
                                                                         -------          -------         -------          -------
Income (loss) before provision for income taxes                           (3,895)             143          (4,038)        (2,823.8)%
Provision for income taxes                                                     1                1            --               --
                                                                         -------          -------         -------          -------
Net income (loss)                                                        $(3,896)         $   142         $(4,038)        (2,823.8)%
                                                                         =======          =======         =======          =======


         The following table presents the Company's Consolidated Statements of Operations as a percentage of net sales for the three months ended December 31, 1998 and 1997:


                                                                                          For the Three Months
                                                                                                 Ended
                                                                                              December 31,
                                                                                           -----------------     Increase
                                                                                          1998         1997     (Decrease)
                                                                                          ----         ----     ----------
                                                                                                   (Unaudited)

Net sales                                                                                100.0%       100.0%         -
Cost of sales                                                                             58.7%        42.2%      16.5%
                                                                                   -------------------------------------
Gross margin                                                                              41.3%        57.8%     (16.5)%
                                                                                   -------------------------------------
Operating expenses:
     Research and development                                                             36.0%        19.0%      17.0%
     Marketing and sales                                                                  34.6%        29.4%       5.2%
     General and administrative                                                           20.9%         7.2%      13.7%
     Charge for acquired in-process technology                                            65.2%         -         65.2%
                                                                                   -------------------------------------
     Total operating expenses                                                            156.7%        55.6%     101.1%
                                                                                   -------------------------------------
Operating income (loss)                                                                (115.4)%         2.2%    (117.6)%
Interest and other income (loss), net                                                                   1.3%      (1.7)%
                                                                                         (0.4)%

                                                                                   -------------------------------------
Income (loss) before provision for income taxes                                        (115.8)%         3.5%    (119.3)%
Provision for income taxes                                                                 -            -            -
                                                                                   -------------------------------------
Net income (loss)                                                                      (115.8)%         3.5%    (119.3)%
                                                                                   =====================================

         The following is a discussion comparing the results of operations for the three months ending December 31, 1998 and 1997:

         Net sales. The decrease in net sales during the three months ended December 31, 1998, from levels for the three months ended December 31, 1997, was primarily due to decreased sales in the production and distribution marketplaces partially offset by increased sales in the post-production marketplace.

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

         The following table presents net sales dollar volumes by market and related percentages of total net sales (dollar amounts in thousands) for the three months ended December 31, 1998 and 1997:

                          For the Three Months Ended  For the Three Months Ended
                               December 31, 1998         December 31, 1997
                          --------------------------  --------------------------
Market                       Amount       Percent       Amount       Percent
------                       ------       -------       ------       -------
Production                   $1,113         33.1%       $2,389         57.8%
Post-Production               1,493         44.4%        1,040         25.2%
Distribution                    424         12.6%          631         15.3%
Other                           333          9.9%           73          1.7%
                             ------        -----        ------        -----
                             $3,363        100.0%       $4,133        100.0%
                             ======        =====        ======        =====


         Cost of sales. Cost of sales, as a percentage of sales, for the three months ended December 31, 1998, increased from levels for the same period in 1997 due to lower overall sales, the absence in 1998 of higher margin ELSET software sales, and added overhead created by the acquisition of Scitex Digital Video in December 1998.

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

         Provision for income taxes. In the three months ended December 31, 1998, the provision for income taxes represents an estimate of the current foreign tax liability. No benefit related to U.S. losses incurred in the three months ended December 31, 1998, has been recognized by the Company due to the inability to carry back net operating losses and a lack of earnings history. The deferred tax asset on the balance sheet has been fully offset by a valuation allowance. In the three months ended December 31, 1997, the provision for income taxes represented an estimate of the foreign tax liability. No provision related to U.S. income in the three months ended December 31, 1997, had been recognized by the Company due to the expected loss for the fiscal year ended September 30, 1997.

Twelve months ended  September  30, 1998 vs.  Twelve months ended  September 30,
1997

         The following table presents the Company's Consolidated Statements of Operations for the twelve months ended September 30, 1998 and 1997 (dollar amounts in thousands, except per share data):

                                                                                                             Increase (Decrease)
                                                                                                          -------------------------
                                                                      1998               1997              Amount            Percent
                                                                    --------           --------           --------           ------
Net sales                                                           $ 12,617           $ 17,627           $ (5,010)          (28.4)%
Cost of sales                                                          6,178             11,034             (4,856)          (44.0)%
                                                                    --------           --------           --------           ------
Gross profit                                                           6,439              6,593               (154)           (2.3)%
                                                                    --------           --------           --------           ------
Operating expenses:
  Research and development                                             3,295              3,344                (49)           (1.5)%
  Marketing and sales                                                  4,967              5,981             (1,014)          (17.0)%
  General and administrative                                           1,219              1,925               (706)          (36.7)%
                                                                    --------           --------           --------           ------
  Total operating expenses                                             9,481             11,250             (1,769)          (15.7)%
                                                                    --------           --------           --------           ------
Operating loss                                                        (3,042)            (4,657)            (1,615)          (34.7)%
Interest and other income (expense), net                                 180                176                  4             2.3%
                                                                    --------           --------           --------           ------
Loss before provision for income taxes                                (2,862)            (4,481)             1,619            36.1%
Provision for  income taxes                                               19                  9                 10           111.1%
                                                                    --------           --------           --------           ------
Net loss                                                            $ (2,881)          $ (4,490)          $  1,609            35.8%
                                                                    ========           ========           ========           ======
Basic and diluted net loss per share                                $  (0.43)          $  (0.68)          $   0.25            36.8%
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

         The following table presents the Company's Consolidated Statements of Operations as a percentage of net sales for the twelve months ended September
30, 1998 and 1997:

                                                                                                             Increase
                                                                                        1998      1997      (Decrease)
                                                                                        ----      ----      ----------
Net sales                                                                              100.0%     100.0%       0.0%
Cost of sales                                                                           49.0%      62.6%     (13.6)%
                                                                                   ---------------------------------
Gross margin                                                                            51.0%      37.4%      13.6%
                                                                                   ---------------------------------
Operating expenses:
     Research and development                                                           26.1%      19.0%       7.1%
     Marketing and sales                                                                39.3%      33.9%       5.4%
     General and administrative                                                          9.7%      10.9%      (1.2)%
                                                                                   ---------------------------------
     Total operating expenses                                                           75.1%      63.8%      11.3%
                                                                                   ---------------------------------
Operating loss                                                                        (24.1)%    (26.4)%       2.3%
Interest and other income (loss), net                                                    1.4%       1.0%       0.4%
                                                                                   ---------------------------------
Loss before provision for income taxes                                                (22.7)%    (25.4)%       2.7%
Provision for income taxes                                                               0.1%       0.1%         -
                                                                                   ---------------------------------
Net loss                                                                              (22.8)%    (25.5)%       2.7%
                                                                                   =================================


         Note: In the twelve months ended September 30, 1997, charges of $4.0 million pretax were incurred to streamline operations and provide valuation reserves against inventories, receivables and fixed assets.

         The following is a discussion comparing the results of operations for the twelve months ended September 30, 1998 and 1997:

         Net sales. The decrease in net sales during the twelve months ended September 30, 1998, from levels for the same period in 1997 was primarily due to decreased sales in the video post-production, video broadcasting and computer graphics production marketplaces.

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

         The following table presents net sales dollar volumes by market and related percentages of total net sales (dollar amounts in thousands) for the twelve months ended September 30, 1998 and 1997:

                                        1998                        1997
                                --------------------        --------------------
Market                          Amount       Percent        Amount       Percent
------                          ------       -------        ------       -------
Production                     $ 6,551         51.9%       $ 8,259         46.9%
Post-Production                  3,593         28.5%         6,534         37.1%
Distribution                     1,847         14.6%         2,408         13.7%
Other                              626          5.0%           426          2.4%
                               -------        -----        -------        -----
                               $12,617        100.0%       $17,627        100.0%
                               =======        =====        =======        =====


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

         Provision for income taxes. For the twelve months ended September 30, 1998, the provision for income taxes represents an estimate of the current foreign tax liability. No benefit related to U.S. losses incurred in those twelve months has been recognized by the Company due to the inability to carry back net operating losses and a lack of earnings history. The deferred tax asset on the balance sheet has been fully offset by a valuation allowance. For the twelve months ended September 30, 1997, no further net operating loss carrybacks were available and the Company was in a net operating loss carryforward position.

         Net loss. As a result of the factors noted above, the net loss decreased in the twelve months ended September 30, 1998, from the net loss in the twelve months ended September 30, 1997.

Liquidity and Capital Resources

         Since inception, the Company has financed its operations and expenditures for property and equipment through the sale of capital stock and convertible debt, borrowings under a bank line of credit and term loans. On September 29, 1995, the Company completed its initial public offering and received approximately $17.8 million in net proceeds. On September 29, 1995, it completed the acquisition of the shares of ELSET GmbH it did not already own for approximately $7.6 million.

           As of December 31, 1999, the Company had $328,000 of cash. Operating activities provided $87,000 in net cash in the twelve months ended December 31, 1999 and used $1.8 million in net cash in the twelve months ended December 31, 1998. Net cash provided by operating activities in the twelve months ended December 31, 1999, was due primarily to decreases in accounts receivable and inventories partially offset by the net loss and an increase in accrued liabilities and customer deposits. Net cash used by operating activities in the twelve months ended December 31, 1998, was due primarily to the net loss and an increase in accounts payable partially offset by an increase in accounts receivable. Additional net cash was used in investing activities for the acquisition of Scitex Digital Video while additional net cash was provided in financing activities resulting from increases in notes payable and an increase in common stock.

         On December 10, 1998, the Company signed an agreement with LaSalle Business Credit, Inc. ("LBC"), a member of the ABN AMRO group, for a $7.5 million revolving line of credit. The agreement was amended on March 11, 1999, July 23, 1999, and November 3, 1999. In addition, a waiver was granted on
December 17, 1999, for the breach of a financial covenant as of October 31, 1999. On January 21, 2000, the agreement between the Company and LBC was terminated. The credit line was secured by all the assets of the Company. The availability under this line was calculated based on eligible accounts receivable . Borrowings under the line were subject to certain financial covenants and, as of December 31, 1999, the Company was not in compliance with these covenants. As of December 31, 1999, the Company had an outstanding balance borrowed under the line of $559,000. The balance paid by the Company to LBC at the time of termination was $1.5 million. The final payment to LBC was funded from the proceeds of the sale of the ELSET product line to IMadGINE.

         On February 10, 2000, the Company signed an agreement with The Provident Bank ("Provident"), an Ohio chartered bank, for a $2,000,000 revolving line of credit. Interest accrues on outstanding borrowings at the bank's prime rate plus 125 basis points. The credit line is secured by all assets of the Company. Availability under the line is calculated based on eligible accounts receivable. Borrowings under the line are subject to certain financial covenants. Borrowings are limited to a maximum of $1,500,000 until March 31, 2000. Removal of this borrowing limit is dependent on meeting a certain financial covenant.

         On March 12, 1999, the Company completed a private placement of $3.5 million in senior subordinated convertible notes with a group of investors led by the American Bankers Insurance Group, Inc. ("ABIG"). The agreement between the Company and the holders of the convertible notes was amended and certain waivers granted on November 3, 1999, and February 10, 2000. As part of its agreement to grant certain waivers on February 10, 2000, ABIG stipulated that the Company use the proceeds from sale of the ELSET virtual set product line to IMadGINE to (a) pay or reserve funds to pay for all debt owed to Scitex Digital Video and (b) reserve funds for the payment of all transaction fees relating to the sale of the ELSET product line. The notes currently have a coupon rate of 8% per year, mature in 2004, and are convertible into shares of Accom common stock at a price of $1.30 per share. Proceeds from the private placement were used to pay the balance on the revolving line of credit with LaSalle Business Credit that was outstanding at the time the proceeds were received.

         The Company believes that its existing cash, cash equivalents and credit facilities will be sufficient to meet its cash requirements for at least the next twelve months. The Company believes that its operating plans are reasonable and can be achieved. In the event that results from operations and cash flows generated are less than planned, the Company will reevaluate its operating plans and believes it will have the ability to delay or reduce expenditures so as to not breach the covenants of its credit facilities or require additional resources to ensure that the Company continues as a going concern at least through December 31, 2000.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         Interest Rate Risk.

         The Company's exposure to interest risk relates primarily to the Company's short-term debt.

         The interest rate on certain of the Company's debt is tied to market interest rates which fluctuate with market changes. The interest rate on the revolving loan with The Provident Bank ("Provident") is equal to the bank's prime rate plus 125 basis points. The interest rate on a $750,000 note payable to Scitex Digital Video is equal to the Merrill Lynch Money Market Rate. As Provident's prime rate or the Merrill Lynch Money Market Rate fluctuate, the interest expense incurred by the Company on the aforementioned debt will fluctuate. If Provident's prime rate and the Merrill Lynch Money Market Rate both increased by 100 basis points, the additional, annual interest expense incurred by the Company would be $13,000 (based on debt balances at December 31, 1999).

         The Company does not currently hold interest bearing investments which would be affected by interest rate fluctuations.

         All of the Company's sales are transacted in U.S. dollars. In addition, most of the Company's purchases are transacted in U.S. dollars. As a result, the Company's operations would not be affected by exchange rate fluctuations except to the extent that sales in certain countries might decease if the U.S. dollar became substantially stronger than the currency of the countries in question and purchases denominated in U.S. dollars became prohibitively expensive.

Item 8. Financial Statements and Supplementary Data

         See Item 14(a) for an index to the consolidated financial statements and supplementary financial information that are attached hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

                                    PART III

         Certain information required by Part III is omitted from this report because the Company will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the "Proxy Statement") for its annual meeting of stockholders to be held June 15, 2000 and the information included therein is incorporated herein by reference.

Item 10. Directors and Executive Officers of the Registrant

         Information with respect to directors of the Company is incorporated by
reference   from   the    information    under   the   caption    "Election   of
Directors-Nominees" in the Company's Proxy Statement.

         Information as to the Company's executive officers appears at the end of Part I of this report.

         Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement.

Item 11. Executive Compensation

         Information with respect to executive compensation and related information is incorporated by reference from the information under the caption "Executive Compensation and Related Information" in the Company's Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Information with respect to security ownership of certain beneficial owners and management is incorporated by reference from the information under the caption "Common Stock Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement.

Item 13. Certain Relationships and Related Transactions

         Information with respect to certain relationships and related transactions is incorporated by reference from the information under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement.


                                     Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      The following documents are filed as part of this Report:

         (1) Financial Statements and Report of Ernst & Young LLP, Independent Auditors

                  Report of Ernst & Young LLP, Independent Auditors.

                  Consolidated Balance Sheets as of December 31, 1999 and 1998 and September 30, 1998 and 1997.

                  Consolidated Statements of Operations - For the twelve months ended December 31, 1999 and 1998, the three months ended December 31, 1998 and 1997 and for the Fiscal Years ended September 30, 1998 and 1997.

                  Consolidated Statement of Shareholders' Equity - For the twelve months ended December 31, 1999, for the three months ended December 31, 1998 and for the Fiscal Years ended September 30, 1998 and 1997.

                  Consolidated Statements of Cash Flows - For the twelve months ended December 31, 1999 and 1998, the three months ended December 31, 1998 and 1997 and for the Fiscal Years ended September 30, 1998 and 1997.

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

         (3)      Exhibits  (numbered in accordance  with Item 601 of Regulation
                  S-K)

  Number                                                 Description
--------                                                 -----------
 3.1(1)           Bylaws of the Company.
 3.1.1(2)         Certificate of Amendment of Bylaws, dated as of May 26, 1999.
 3.1.2(2)         Certificate of Amendment of Bylaws, dated as of July 20, 1999.
 3.2(3)           Amended  and  Restated  Certificate  of  Incorporation  of the
                  Company  filed with the  Delaware  Secretary of State upon the closing of the Company's initial public offering.
 3.2.1(2)         Certificate of Amendment of Certificate  of  Incorporation  of
                  the Company filed with the Delaware Secretary of State on July
                  20, 1999.
 3.3              Certificate  of  Designation   of  Rights,   Preferences   and
                  Privileges  of  Series  A   Participating   Preferred   Stock.
                  Reference is made to Exhibits 4.3, 4.4 and 4.5.
 4.1              Reference is made to Exhibits 3.1, 3.2, 3.3, 4.3, 4.4 and 4.5.
 4.2(1)           Specimen Common Stock Certificate.
 4.3(4)           Preferred Shares Rights  Agreement,  dated as of September 13,
                  1996, between the Company and U.S. Stock Transfer Corporation,
                  including   the   Certificate   of   Designation   of  Rights,
                  Preferences and Privileges of Series A Participating Preferred
                  Stock, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively.
 4.4(5)           Amendment No. 1 to Preferred Shares Rights Agreement, dated as of July 14, 1998,  between the Company and U.S. Stock Transfer
                  Corporation.

 4.5(6)           Amendment No. 2 to Preferred Shares Rights Agreement, dated as of December  10,  1998,  between  the  Company and U.S.  Stock
                  Transfer Corporation.
 4.5(7)           Amendment No. 3 to Preferred Shares Right Agreement,  dated as of March 12, 1999 between the Company and U.S.  Stock Transfer
                  Corporation.
10.1              Lease,  dated November 19, 1999, by and between Menlo Business
                  Park LLC and the Company.
10.1.1            Addendum  to Lease,  dated  March  25,  1999,  by and  between
                  Whispering Pines Associates II and the Company.
10.2(8)           1997  Non-Executive  Stock  Option  Plan  and  Form of  Option
                  Agreement.
10.3(1)*          1995  Stock  Option/Stock  Issuance  Plan and  Form of  Option
                  Agreement.
10.4(9)           Asset  Purchase  Agreement,  dated as of December 10, 1998, by and among the Company,  Scitex  Digital  Video,  Inc.,  Scitex
                  Digital  Video  (Europe),  Inc.,  Scitex  Digital  Video (Asia
                  Pacific),   Inc.,   Scitex   Development   Corp.   and  Scitex
                  Corporation Ltd.
10.5              Loan and Security Agreement,  dated February 10, 2000, between the Company and The Provident Bank,  including  Revolving Loan
                  Promissory Note.
10.6(10)          Restricted   Stock   Purchase   Agreement   and   Non-Recourse
                  Promissory Note, each dated December 4, 1998,  between Phillip
                  Bennett and the Company.
10.6.2(2)         Amended and Restated Secured Promissory Note, dated as of June
                  20, 1999, issued to Phillip Bennett in the principal amount of
                  $500,000.
10.7(10)          Restricted   Stock   Purchase   Agreement   and   Non-Recourse
                  Promissory  Note, each dated December 7, 1998,  between Lionel
                  M. Allan and the Company.
10.7.1(2)         Amendment to Restricted Stock Purchase Agreement,  dated as of
                  June 20,  1999,  between  the  Company and Lionel M. Allan and
                  Amended and Restated Secured Promissory Note, issued to Lionel
                  M. Allan in the principal amount of $65,000,  each dated as of
                  June 20, 1999.
10.8(10)          Restricted Stock Purchase, dated December 7, 1998, among David
                  A. Lahar,  EOS Capital  Profit  Sharing  Plan and the Company;
                  Non-Recourse  Promissory Note, EOS Capital Profit Sharing Plan
                  of David A. Lahar in favor of the Company.
10.9(10)          Stock Purchase  Agreement,  dated  December 10, 1998,  between
                  Michael Luckwell and the Company.
10.10(10)         Investor's Rights Agreement,  dated December 10, 1998, between
                  Michael Luckwell and the Company.
10.11(11)         Note Purchase Agreement, dated as of March 12, 1999, among the
                  Company,  American Bankers  Insurance Group,  Inc. and certain other parties.
10.12(11)         Form of 6% Senior Subordinated Convertible Notes due 2004.
10.13(11)         Investor Rights  Agreement,  dated as of March 12, 1999, among the  Company,  American  Bankers  Insurance  Group,  Inc.  and
                  certain other parties.
10.14(12)         Asset Purchase Agreement, dated as of January 21, 2000, by and among the Company,  Accom Virtual Studio,  Inc., Accom Virtual
                  Studio  (Germany) GmbH,  Elset  Electronic Set GmbH,  IMadGINE
                  Video Systems Marketing, B.V. and Orad Hi-Tec Systems Ltd.

10.15(12)         Conditional  Contract  for Sale of Share,  dated as of January
                  21,  2000,  by and  between  Accom  Virtual  Studio  Inc.  and
                  IMadGINE Video Systems Marketing, B.V.
21.1              Subsidiaries of the Company
23.1              Consent of Ernst & Young LLP, Independent Auditors.
24.1              Power  of  Attorney  (reference  is  made  to  page 36 of this
                  Report).
27.1              Financial Data Schedule. (EDGAR filed version only)


 (1) Incorporated by reference to exhibits filed in response to Item 16(a), "Exhibits," of the Registrant's Registration Statement on Form S-1 and Amendment No. 1, Amendment No. 2 and Amendment No. 3 thereto (File No. 33-95728), which became effective on September 26, 1995.
 (2) Incorporated  by  reference  from  an  exhibit  filed  with  the  Company's
     Quarterly Report on 10-Q for the quarter ended June 30, 1999 (File No. 0-26620).
 (3) Incorporated by reference from an exhibit filed with the Company's Annual Report on 10-K for the fiscal year ended September 30, 1995 (File No. 0-26620).
 (4) Incorporated by reference from an exhibit filed with the Company's Registration Statement on Form 8-A (File No. 0-26620) to register Preferred Share Purchase Rights under the Company's stockholder rights plan, adopted by the Company's board of directors on September 3, 1996.
 (5) Incorporated by reference from an exhibit filed with the Company's Amendment No. 1 to Registration Statement on Form 8-A/A (File No. 0-26620), filed on September 21, 1998.
 (6) Incorporated by reference from an exhibit filed with the Company's Amendment No. 2 to Registration Statement on Form 8-A/A (File No. 0-26620), filed on December 23, 1998.
 (7) Incorporated by reference from an exhibit filed with the Company's Amendment No. 2 to Registration Statement on Form 8-A/A (File No. 0-26620), filed on March 26, 1999.
 (8) Incorporated by reference from an exhibit filed with the Company's Registration Statement on Form S-8 (File No. 333-23635), filed on March 20, 1997.
 (9) Incorporated by reference from an exhibit filed with the Company's Current Report on Form 8-K (File No. 0-26620), filed on December 23, 1998
(10) Incorporated by reference from an exhibit filed with Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended September 30, 1998, filed on January 28, 1999 (File No. 0-26620).
(11) Incorporated by reference from an exhibit filed with the Company's Current Report on Form 8-K (File No. 0-26620), filed on March 26, 1999.
(12) Incorporated by reference from an exhibit filed with the Company's Current Report on Form 8-K (File No. 0-26620), filed on February 4, 2000 (File No. 0-26620).
*    Management Compensatory Plan

(b)      Reports on Form 8-K

         On December 23, 1998, the Company filed a Current Report on Form 8-K to report the Company's acquisition of the assets of Scitex Digital Video, Inc. ("SDV") and certain of SDV's affiliates as well as the details of the financing the Company obtained related to such acquisition, including a loan agreement and a sale of common stock. The Company did not file the audited historical financial statements of the acquired business and the pro forma financial statements of the combined businesses required to be filed as an amendment to the Form 8-K within 60 days after the original filing due date because the audited financial statements for SDV did not exist. The Company currently is in the process of reviewing the audited financials of SDV and will file the financial statements required by such Form 8-K as soon as practicable after the review is complete.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Menlo Park, California on this 30th day of March, 2000.


                                             ACCOM, INC.

                                             By: /s/       JUNAID SHEIKH
                                                 -------------------------------
                                                           Junaid Sheikh
                                                    Chairman of the Board of
                                                  Directors, President and Chief
                                                         Executive Officer


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

                 Signature                                    Title                              Date
                 ---------                                    -----                              ----
             /s/ JUNAID SHEIKH               Chairman of the Board of Directors,            March 30, 2000
             -----------------               President and Chief Executive Officer
              (Junaid Sheikh)                (Principal Executive Officer)


          /s/ DONALD K. MCCAULEY             Senior Vice President and Chief                March 30, 2000
          ----------------------             Financial Officer (Principal Financial
           (Donald K. McCauley)              and Accounting Officer)


            /s/ LIONEL M. ALLAN              Director                                       March 30, 2000
            -------------------
             (Lionel M. Allan)


          /s/  THOMAS FANELLA                Director                                       March 30, 2000
          -------------------
            (Thomas E. Fanella)


                                             Director                                       March 30, 2000
            ------------------
             (David A. Lahar)


                                             Director                                       March 30, 2000
           --------------------
            (Michael Luckwell)


        /s/ EUGENE M. MATALENE, JR.          Director                                       March 30, 2000
        ---------------------------
         (Eugene M. Matalene, Jr.)

                                   Accom, Inc.
                        Consolidated Financial Statements
                      As of December 31, 1999 and 1998 and
                           September 30, 1998 and 1997
                                       And
             For the twelve months ended December 31, 1999 and 1998,
            For the three months ended December 31, 1999 and 1998 and
           For the two fiscal years ended September 30, 1998 and 1997 with Report of Independent Auditors

                                   Accom, Inc.
                        Consolidated Financial Statements
                      As of December 31, 1999 and 1998 and
                           September 30, 1998 and 1997
                                       And
             For the twelve months ended December 31, 1999 and 1998,
           For the three months ended December 31, 1999 and 1998 and
           For the two fiscal years ended September 30, 1998 and 1997 with Report of Independent Auditors


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

         Consolidated Statements of Cash Flows ............................  F-6

         Notes to Consolidated Financial Statements .......................  F-8

                Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders
Accom, Inc.

         We have audited the accompanying consolidated balance sheets of Accom, Inc. as of December 31, 1999 and 1998 and September 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the twelve months ended December 31, 1999, the three months ended December 31, 1998 and for both of the fiscal years in the period ended September 30, 1998. Our audits also included the consolidated financial statement schedule listed in the Index at Item 14(a) in Form 10-K. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement and schedule presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Accom, Inc. as of December 31, 1999 and 1998 and September 30, 1998 and 1997, and the consolidated results of their operations and their cash flows for the twelve months ended December 31, 1999, the three months ended December 31, 1998 and for both of the fiscal years in the period ended September 30, 1998, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                                     Ernst & Young LLP

Palo Alto, California
January 22, 2000

                                                             Accom, Inc.
                                                     Consolidated Balance Sheets
                                                (in thousands, except per share data)

                                                                                 As of December 31,           As of September 30,
                                                                              -----------------------       -----------------------
                                                                                1999           1998           1998           1997
                                                                              --------       --------       --------       --------
                           Assets

Current assets:
   Cash and cash equivalents                                                  $    328       $   --         $  3,231       $  5,317
   Accounts  receivable, net of allowance for doubtful
     accounts of $2,163 and $2,896 as of December 31, 1999
     and 1998, respectively, and $237 and $401 as of
     September 30, 1998 and 1997, respectively                                   1,616          3,578          1,903          3,123
   Inventories                                                                   5,112          5,345          1,527            980
   Income tax refunds receivable                                                  --             --             --              621
   Prepaid expenses and other current assets                                       580            535            345            488
                                                                              --------       --------       --------       --------
         Total current assets                                                    7,636          9,458          7,006         10,529
Property and equipment, net                                                      2,343          3,299          1,038            967
Intangible assets                                                                1,986          3,247           --             --
Restricted cash                                                                   --            1,132           --             --
Other assets                                                                        70             77             49             49
                                                                              --------       --------       --------       --------
                                                                              $ 12,035       $ 17,213       $  8,093       $ 11,545
                                                                              ========       ========       ========       ========

            Liabilities and Stockholders' Equity
Current liabilities:

   Bank borrowings-line of credit                                             $    559       $  3,916       $   --         $   --
   Current portion of notes payable                                              1,315            900           --               24
   Accounts payable                                                              2,560          2,108          1,276          1,476
   Accrued liabilities                                                           2,037          3,823            973          1,313
   Customer deposits                                                               965          1,285             37             25
   Deferred revenue                                                               --               87             87            141
                                                                              --------       --------       --------       --------
         Total current liabilities                                               7,436         12,119          2,373          2,979
Long-term portion of notes payable                                               3,261          1,165           --             --

Commitments                                                                       --             --             --             --

Stockholders' equity:
   Preferred stock, $0.001 par value; 2,000 shares
     authorized; no shares issued and outstanding                                 --             --             --             --
   Common stock, $0.001 par value, at amount paid in;
     40,000 shares authorized as of December 31, 1999
     and 20,233 shares authorized as of December 31, 1998
     and September 30, 1998 and 1997; 10,133 and 10,121
     shares issued and outstanding as of December 31, 1999
     and 1998, respectively, and 6,671 and 6,627 shares
     issued and outstanding as of September 30, 1998 and 1997,
     respectively                                                               24,201         24,197         21,462         21,427
   Notes receivable from stockholders                                             (630)          (630)          --             --
   Accumulated deficit                                                         (22,233)       (19,638)       (15,742)       (12,861)
                                                                              --------       --------       --------       --------
     Total stockholders' equity                                                  1,338          3,929          5,720          8,566
                                                                              --------       --------       --------       --------
                                                                              $ 12,035       $ 17,213       $  8,093       $ 11,545
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

                                                              Accom, Inc.
                                                Consolidated Statements of Operations
                                                (in thousands, except per share data)

                                                           Twelve Months Ended,       Three Months Ended        Fiscal Year Ended,
                                                               December 31,              December 31,              September 30,
                                                          ---------------------     ---------------------     ---------------------
                                                            1999         1998         1998         1997         1998         1997
                                                          --------     --------     --------     --------     --------     --------
                                                                      (Unaudited)              (Unaudited)
Sales
    Product                                               $ 28,532     $ 10,961     $  3,030     $  4,060     $ 11,991     $ 17,201
    Service                                                  4,437          886          333           73          626          426
                                                          --------     --------     --------     --------     --------     --------
                                                            32,969       11,847        3,363        4,133       12,617       17,627

Cost of sales
    Product                                                 14,417        6,286        1,924        1,721        6,083       10,952
    Service                                                  1,151          120           50           25           95           82
                                                          --------     --------     --------     --------     --------     --------
                                                            15,568        6,406        1,974        1,746        6,178       11,034

  Gross profit                                              17,401        5,441        1,389        2,387        6,439        6,593
                                                          --------     --------     --------     --------     --------     --------

Operating expenses:
  Research and development                                   7,340        3,721        1,210          784        3,295        3,344
  Marketing and sales                                        9,158        4,916        1,163        1,214        4,967        5,981
  General and administrative                                 3,072        1,623          703          299        1,219        1,925
  Charge for acquired in-process
     technology                                               --          2,195        2,195         --           --           --
                                                          --------     --------     --------     --------     --------     --------

  Total operating expenses                                  19,570       12,455        5,271        2,297        9,481       11,250
                                                          --------     --------     --------     --------     --------     --------

Operating income (loss)                                     (2,169)      (7,014)      (3,882)          90       (3,042)      (4,657)

  Interest and other income                                     93          153           22           54          185          183
  Interest and other expense                                  (507)         (39)         (35)          (1)          (5)          (7)
                                                          --------     --------     --------     --------     --------     --------

Income (loss) before provision for
  income taxes                                              (2,583)      (6,900)      (3,895)         143       (2,862)      (4,481)
                                                          --------     --------     --------     --------     --------     --------

Provision for income taxes                                      12           19            1            1           19            9
                                                          --------     --------     --------     --------     --------     --------

Net income (loss)                                         $ (2,595)    $ (6,919)    $ (3,896)    $    142     $ (2,881)    $ (4,490)
                                                          ========     ========     ========     ========     ========     ========

Basic  net income (loss) per share                        $  (0.26)    $  (1.00)    $  (0.52)    $   0.02     $  (0.43)    $  (0.68)
                                                          ========     ========     ========     ========     ========     ========
Diluted net income (loss) per share                       $  (0.26)    $  (1.00)    $  (0.52)    $   0.02     $  (0.43)    $  (0.68)
                                                          ========     ========     ========     ========     ========     ========

Shares used in computing basic net  income
  (loss) per share                                          10,124        6,891        7,552        6,638        6,662        6,587
                                                          ========     ========     ========     ========     ========     ========
Shares used in computing diluted net
  income (loss) per share                                   10,124        6,891        7,552        7,034        6,662        6,587
                                                          ========     ========     ========     ========     ========     ========

                       The accompanying notes are an integral part of these consolidated financial statements.

                                                             Accom, Inc.
                                           Consolidated Statement of Stockholders' Equity
                                                           (in thousands)

                                                                                           Notes                            Total
                                                              Common Stock,             Receivable                          Stock-
                                                       -------------------------           From         Accumulated        Holders'
                                                        Shares            Amount       Stockholders       Deficit           Equity
                                                       --------         --------       ------------       --------         --------
Balances, September 30, 1996                              6,494         $ 21,323         $   --           $ (8,371)        $ 12,952
  Issuance of common stock  upon exercise of
     stock options                                          104               58             --               --                 58
  Issuance of common stock through Employee
     Stock Purchase Plan                                     29               46             --               --                 46
  Net loss and comprehensive loss                          --               --               --             (4,490)          (4,490)
                                                       --------         --------         --------         --------         --------
Balances, September 30, 1997                              6,627           21,427             --            (12,861)           8,566
  Issuance of common stock upon exercise of
     stock options                                           33               25             --               --                 25
  Issuance of common stock through Employee
     Stock Purchase Plan                                     15               14             --               --                 14
  Purchase of common stock by Company                        (4)              (4)            --               --                 (4)
  Net loss and comprehensive loss                          --               --               --             (2,881)          (2,881)
                                                       --------         --------         --------         --------         --------
Balances, September 30, 1998                              6,671           21,462             --            (15,742)           5,720
  Issuance of common stock through private
     sales for cash and notes receivable                  3,450            2,180             (630)            --              1,550
  Issuance of warrants for common stock                    --                555             --               --                555
  Net loss and comprehensive loss                                           --               --             (3,896)          (3,896)
                                                       --------         --------         --------         --------         --------
Balances, December 31, 1998                              10,121           24,197             (630)         (19,638)           3,929
  Issuance of common stock upon exercise of
     stock options                                           12                4             --               --                  4
  Net loss and comprehensive loss                          --               --               --             (2,595)          (2,595)
                                                       --------         --------         --------         --------         --------
Balances, December 31, 1999                              10,133         $ 24,201         $   (630)        $(22,233)        $  1,338
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

                                                             Accom, Inc.
                                                Consolidated Statements of Cash Flows
                                                           (in thousands)

                                                                    Twelve Months Ended   Three Months Ended    Twelve Months Ended
                                                                         December 31,         December 31,         September 30,
                                                                     ------------------    ------------------    ------------------
                                                                      1999       1998       1998        1997      1998       1997
                                                                     -------    -------    -------    -------    -------    -------
                                                                              (Unaudited)           (Unaudited)
         Cash Flows From Operating Activities

Net income (loss)                                                    $(2,595)   $(6,919)   $(3,896)   $   142    $(2,881)   $(4,490)
Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
   Charge for acquired in-process technology                            --        2,195      2,195       --         --         --
   Depreciation and amortization of goodwill and
     other acquisition-related intangibles                             1,408        707        275        118        550        528
   Non-cash charge to record required reductions in accounts
      receivable, inventories, and property and
      equipment, and accruals for streamlining
      operations                                                        --         --         --         --         --        3,995
   Changes in operating assets and liabilities, net
       of effects of  reserves to streamline
       operations:
     Accounts receivable                                               1,962      2,494        950       (325)     1,219      1,300
     Inventories                                                         632        561        799       (309)      (547)     1,967
     Income tax refunds receivable                                      --          243       --          378        621       (426)
     Prepaid expenses and other current assets                           (45)       277         36        (97)       144        410
     Other assets                                                          7       --         --         --         --           93
     Accounts payable                                                    464       (884)      (114)       570       (200)      (766)
     Accrued liabilities and customer deposits                        (1,659)      (383)       131        187       (327)      (611)
     Deferred revenue                                                    (87)       (45)      --           (9)       (54)      (387)
                                                                     -------    -------    -------    -------    -------    -------
   Net cash provided by (used in) operating activities
                                                                          87     (1,754)       376        655     (1,475)     1,613
                                                                     -------    -------    -------    -------    -------    -------

         Cash Flows From Investing Activities

Expenditures for property and equipment                                 (400)      (326)       (48)      (344)      (622)      (563)
Proceeds from the sale of property and equipment                         351       --         --         --         --         --
Acquisition of Scitex Digital Video business                            --       (7,893)    (7,893)      --         --         --
                                                                     -------    -------    -------    -------    -------    -------
       Net cash used in investing activities                             (49)    (8,219)    (7,941)      (344)      (622)      (563)
                                                                     -------    -------    -------    -------    -------    -------

         Cash Flows from Financing Activities

Borrowings and payments on line of credit, net                        (3,357)     3,916      3,916       --         --         --
Repayments on notes payable                                             (750)       (10)      --          (14)       (24)       (58)
Proceeds from long-term notes                                          3,261       --         --         --         --         --
Issuance of common stock                                                   4      1,563      1,550         26         39        104
Repurchase of common stock                                              --           (4)      --         --           (4)      --
Restricted cash                                                        1,132     (1,132)    (1,132)      --         --         --
                                                                     -------    -------    -------    -------    -------    -------
       Net cash provided by financing activities                         290      4,333      4,334         12         11         46
                                                                     -------    -------    -------    -------    -------    -------

Net increase (decrease) in cash and cash equivalents                     328     (5,640)    (3,231)       323     (2,086)     1,096
Cash and cash equivalents at beginning of the period                    --        5,640      3,231      5,317      5,317      4,221
                                                                     -------    -------    -------    -------    -------    -------
Cash and cash equivalents at end of the period                       $   328    $  --      $  --      $ 5,640    $ 3,231    $ 5,317
                                                                     =======    =======    =======    =======    =======    =======

                                                             -Continued-

                       The accompanying notes are an integral part of these consolidated financial statements.

                                                              Accom, Inc.
                                           Consolidated Statements of Cash Flows (Continued)
                                                             (in thousands)

                                                                   Twelve Months Ended  Three Months Ended, Twelve Months Ended
                                                                       December 31,       December 31,        September 30,
                                                                    -----------------     -------------      --------------
                                                                    1999         1998     1998     1997      1998      1997
                                                                    ----         ----     ----     ----      ----      ----
                                                                             (Unaudited)        (Unaudited)
Supplemental Disclosure of Cash Flow Information

Interest paid                                                     $    374      $   22   $   22   $     1   $     1   $    6
                                                                  ========      ======   ======   =======   =======   ======

Income taxes paid                                                 $      7      $   17   $    1   $     1   $    17   $    2
                                                                  ========      ======   ======   =======   =======   ======

Noncash investing and financing activities:
  Issuance of common stock in exchange for notes
     receivable                                                   $   --        $  630   $  630   $  --     $  --     $ --
                                                                  ========      ======   ======   =======   =======   ======
  Issuance of warrants as partial consideration for
     acquisition of Scitex Digital Video business                 $   --        $  555   $  555   $  --     $  --     $ --
                                                                  ========      ======   ======   =======   =======   ======
  Issuance of notes payable as partial consideration
     for Scitex Digital Video business                            $   --        $2,065   $2,065   $  --     $  --     $ --
                                                                  ========      ======   ======   =======   =======   ======

                       The accompanying notes are an integral part of these consolidated financial statements.

                                   Accom, Inc.
                   Notes to Consolidated Financial Statements

1.  Nature of the Business and Basis of Presentation

Accom, Inc. (the "Company") designs, manufactures, sells, and supports a complete line of digital video signal processing, editing, and disk recording tools, primarily for the professional, worldwide video post-production and distribution marketplaces.

In conjunction  with the acquisition of Scitex Digital Video,  Inc. ("SDV") (see
Note 3), the Company  changed its fiscal year end from  September 30 to December
31. SDV had operated using a fiscal year ending December 31.

The Company incurred a net loss of $2.6 million in the twelve months ended December 31, 1999. The Company also incurred a net loss of $3.9 million in the three months ended December 31, 1998 and a net loss of $2.9 million and $4.5 million in the twelve months ended September 30, 1998 and 1997, respectively. There can be no assurance that the Company will be profitable on a quarterly or annual basis in the future. Management believes, based on its current operating plan and after considering the financing executed in February 2000 (see Note 7) that the Company will have sufficient financial resources to continue its operations through December 31, 2000. In the event that the Company's results from its operations do not attain management's plans, management will adjust the operating plan and delay or reduce the Company's expenditures and the scope of its operations so as not to require additional cash resources.

No customer accounted for 10% or more of net sales for the twelve months ended December 31, 1999. One customer accounted for 14%, 16% and 13% of net sales for the three months ended December 31, 1998, and for the twelve months ended September 30, 1998 and 1997, respectively. Export sales for the twelve months ended December 31, 1999, the three months ended December 31, 1998 and for the twelve months ended September 30, 1998 and 1997, were approximately 35%, 45%, 45% and 42%, respectively. Export sales to Europe and the Pacific Rim as a percentage of total sales were 14% and 18%, respectively, for the twelve months ended December 31, 1999, 17% and 21%, respectively, for the three months ended December 31, 1998, 19% and 22%, respectively for the twelve months ended September 30, 1998 and 10% and 27%, respectively, for the twelve months ended September 30, 1997.

2.  Summary of Significant Accounting Policies

Reclassifications

Certain amounts in the prior years' financial statements have been reclassified to conform with the presentation for the twelve months ended December 31, 1999.

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

Financial instruments: Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash investments, and accounts receivable. Other financial instruments include short term borrowing under a bank line of credit. The carrying amount of such financial instruments represent their fair value. The Company's cash investments generally consist of money market funds. Under the terms of its agreement with The Provident Bank ("Provident") (see Note 7), cash received by the Company is "swept" into accounts controlled by Provident. Cash for operations is

                                   Accom, Inc.
                   Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

provided by borrowing  from   Provident   under the  terms of the agreement with
Provident establishing a line of credit.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market.

Software Development Costs

Product development costs include costs related to software products that are expensed as incurred until the technological feasibility of the product is established. After technological feasibility is established, any additional costs are capitalized in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed." Based on the Company's product development process, technological feasibility is established upon the completion of a working model. Costs incurred by the Company between the completion of the working model and the point at which the product is ready for general release have been insignificant. Therefore, through December 31, 1999, the Company has charged all such costs to research and development expense in the period incurred.

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

Revenue Recognition

The Company generally recognizes revenue upon shipment of its systems.  If post-

                                   Accom, Inc.
                   Notes to Consolidated Financial Statements

2.  Summary of Significant Accounting Policies (continued)

shipment obligations exist or there are concerns about collection at the time of shipment, revenue is deferred until obligations are met or collection occurs.

Certain of the Company's products include a significant software portion. Software revenues are recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant obligations with regard to implementation remain, the fee is fixed or determinable, and collection is probable. Services revenues are deferred and recognized on a straight-line basis over the life of the related agreement, which is typically one year. Effective October 1, 1998, the Company adopted Statement of Position ("SOP") 97-2, "Software Revenue Recognition" ("SOP 97-2"), and SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition" ("SOP 98-4"). SOP 97-2 and SOP 98-4 provide guidance for recognizing revenue on software transactions and superseded SOP 91-1. The adoption of SOP 97-2 and SOP 98-4 did not have a material impact on the Company's financial results.

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

Intangible Assets

Intangible assets were acquired in the acquisition of the SDV business. Intangibles are being amortized on a straight line basis. The Company will regularly perform reviews

                                   Accom, Inc.
                   Notes to Consolidated Financial Statements

2.  Summary of Significant Accounting Policies (continued)

to determine if the carrying value of the assets is impaired. The reviews look for the existence of facts or circumstances, either internal or external, which indicate the carrying value of the asset cannot be recovered. Based on a review of the accruals recorded in December 1998 in connection with the SDV acquisition, accruals and related intangibles acquired in the SDV acquistion were reduced by $858,000 as of December 31, 1999. If there is impairment in the future, the Company will measure the amount of the loss based on undiscounted expected future cash flows from the impaired assets. The cash flow calculations would be based on management's best estimates, using appropriate assumptions and projections at the time. Intangible assets consist of the following:

                                         Estimated      December 31,
                                          Useful   -----------------------
                                           Life      1999           1998
                                           ----      ----           ----
                                        (In years)     (In thousands)

   Core technology                           8     $    642       $    869
   Developed technology                      5        1,281          1,732
   Other intangibles                      3-15          512            692
                                                   --------       --------
                                                      2,435          3,293
   Less: Accumulated amortization                       449            46
                                                   --------       --------
                                                   $  1,986       $  3,247
                                                   ========       ========


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

                                   Accom, Inc.
                   Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

Net Income (Loss) Per Share

Basic and diluted net income (loss) per share have been calculated using the weighted average common shares outstanding during the periods in accordance with Statements of Financial Accounting Standard No. 128 ("SFAS 128"), "Earnings Per Share," issued by the Financial Accounting Standards Board and the Securities and Exchange Commission Staff Accounting Bulletin No. 98 ("SAB 98").

The total number of shares related to outstanding options and warrants excluded from the calculations of diluted net loss per share were 183,000 and 29,000 for the twelve months ended December 31, 1999 and 1998, respectively, 12,000 for the three months ended December 31, 1997 and 77,000 and 268,000 for the fiscal years ended September 30, 1998 and 1997, respectively.

The following  table sets forth the  computation of basic and diluted net income
(loss) (in thousands, except for per share amounts):

                                                     For the Twelve Months    For the Three Months Ended      Fiscal Year Ended,
                                                       Ended December 31              December 31,               September 30,
                                                     ----------------------      -----------------------     ----------------------
                                                       1999          1998           1998          1997          1998          1997
                                                     --------      --------      ----------      -------     ---------      -------
Net income (loss)                                    $ (2,595)     $ (6,919)     $   (3,896)     $   142     $  (2,881)     $(4,490)
                                                     ========      ========      ==========      =======     =========      =======
Shares  used  in  computing
basic net income (loss) per share                      10,124         6,891           7,552        6,638         6,662        6,587
                                                     ========      ========      ==========      =======     =========      =======
Basic net income (loss) per
share                                                $  (0.26)     $  (1.00)     $    (0.52)     $  0.02     $   (0.43)     $ (0.68)
                                                     ========      ========      ==========      =======     =========      =======

Calculation of shares outstanding
for computing diluted net income
(loss) per share:

  Shares used in computing basic
  net income (loss) per share                          10,124         6,891           7,552        6,638         6,662        6,587

  Shares used to reflect the
  effect of the assumed
  conversion of:

    Employee stock options                               --            --              --            396          --           --
                                                     --------      --------      ----------      -------     ---------      -------
Shares used in computing
fully-diluted net income (loss)
per share                                              10,124         6,891           7,552        7,034         6,662        6,587
                                                     ========      ========      ==========      =======     =========      =======

Diluted net income (loss) per
share                                                $  (0.26)     $  (1.00)     $    (0.52)     $  0.02     $   (0.43)     $ (0.68)
                                                     ========      ========      ==========      =======     =========      =======


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

Segment Information

Effective October 1, 1998, the Company became subject to SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers.

Management  has  organized  the business in four market  sub-segments  under one
industry   segment   which   includes   activities   relating  to   development,
manufacturing  and marketing of digital  video  equipment.  The chief  operating decision maker relies primarily on revenue to assess market segment performance.
The following table presents revenue by market:

                                              For the Twelve Months           For the Three Months                For the Year
                                               Ending December 31,             Ending December 31,             Ended September 30,
                                             -----------------------         -----------------------         -----------------------
     Market                                   1999             1998           1998            1997             1998           1997
     ------                                  -------         -------         -------         -------         -------         -------
                                                            (Unaudited)                    (Unaudited)
Production                                   $ 3,840         $ 5,275         $ 1,113         $ 2,389         $ 6,551         $ 8,259
Post Production                               15,879           4,046           1,493           1,040           3,593           6,534
Distribution                                   8,813           1,640             424             631           1,847           2,408
Other                                          4,437             886             333              73             626             426
                                             -------         -------         -------         -------         -------         -------
                                             $32,969         $11,847         $ 3,363         $ 4,133         $12,617         $17,627


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

                                   Accom, Inc.
                   Notes to Consolidated Financial Statements

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

The acquisition was accounted for under the purchase method of accounting. Accordingly, the assets and liabilities of the acquired business are included in the consolidated balance sheet as of December 31, 1998. The results of operations of SDV are included in the consolidated statement of operations from December 10,1998.

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

(2)  Two  subordinated  promissory  notes of $750,000 and $1,315,000.  The first note is due in April 2000. Principal is to be paid together with interest in arrears on the unpaid principal balance at a variable rate equal to the Merrill Lynch Money Market Rate. The second note consists of $900,000 due in 1999 and $415,000 due in 2000. Payments are to be made on a quarterly basis starting on March 31, 1999. Principal is to be paid together with interest in arrears on the unpaid principal balance at an annual rate of 10%, increasing by 1% at the beginning of every fiscal quarter starting with July 1, 1999. As of December 31, 1999, $750,000 had been paid on the second note. The remaining balance of $565,000 was paid in January 2000 utilizing the proceeds of the sale of ELSET product line (see Note 13).

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

The purchase price was allocated based upon the estimated fair value of the assets acquired. The Purchase Price was allocated as follows (in thousands):

Acquired core technology                                                 $   869
Acquired developed technology                                              1,732
Acquired in-process technology                                             2,195
Acquired other identifiable intangible assets                                692
Net tangible assets acquired                                               9,938
                                                                         -------
                                                                         $15,426
                                                                         =======


The Company allocated SDV's purchase price based on the relative fair value of the net tangible and intangible assets acquired. In performing this allocation, the Company considered, among other factors, the technology research and development projects in process at the date of acquisition. SDV's in-process research and development program consisted of the development of future digital editing and digital video effects products. At the date of the acquisition, SDV's research and development programs were approximately 52% completed and total continuing research and development commitments to complete the projects were expected to be approximately $3.3 million, and be successfully completed by early 2000. The value assigned to purchased in-process R&D was determined by estimating the costs to develop SDV's purchased in-process research and development into commercially viable products, estimating the resulting net cash flows from the projects and discounting the net cash flows to their

                                   Accom, Inc.
                   Notes to Consolidated Financial Statements

3. Business Combinations (continued)

present value. The rates utilized to discount the net cash flows to their present value were based on the Company's weighted average cost of capital. A discount rate of 35% was used for valuing the in-process research and development and is intended to be commensurate with the Company's corporate maturity, the risks involved in R&D projects of this type, and the uncertainties in the economic estimates described above.

Financing

On December 10, 1998, the Company entered into a Loan and Security Agreement (the "Loan Agreement") with LaSalle Business Credit, Inc. The Company borrowed approximately $3,340,000 under the Loan Agreement which constituted a portion of the cash consideration for SDV.

Unaudited Pro Forma

The following summary unaudited pro forma information shows the pro forma combined results of Accom and SDV for the three months ended December 31, 1998 and for the twelve months ended September 30, 1998 and 1997, as if the SDV acquisition had occurred on October 1, 1996 at the purchase price established in December, 1998. The pro forma information has been prepared from unaudited information and is subject to change as a result of additional procedures that are currently being reviewed by management. Accordingly, the results are not necessarily indicative of those which would have occurred had the acquisition actually been made on October 1, 1996 or of future operations of the combined companies. The pro forma results for 1997 combine the Company's results for the twelve months ended September 30, 1997 with SDV's results for the twelve months ended December 31, 1997. The pro forma results for the twelve months ended
September 30, 1998 combine the Company's results for the twelve months ended September 30, 1998 with SDV's results for the twelve months from October 1, 1997 through September 30, 1998. As a consequence of this presentation, SDV's results for the twelve months of October 1, 1997 through December 31, 1997 are included in the results for both the twelve months ended September 30, 1998 and 1997.

                                   Accom, Inc.
                   Notes to Consolidated Financial Statements

3.  Business Combinations (continued)

The following unaudited pro forma results include the straight-line amortization of intangibles assets:

                                     Three Months Ended    Twelve Months Ended
(In Thousands, Except Per Share Data)     December 31,       September 30,
                                          ------------   ----------------------
                                             1998          1998          1997
                                           --------      --------      --------
Revenue                                    $  9,768      $ 44,679      $ 75,645
Net loss                                     (8,571)      (18,529)      (15,681)
Basic and diluted loss per share              (0.85)        (1.83)        (1.56)


4.  Inventories

Inventories consist of the following:

                                       As of December 31,    As of September 30,
                                       ------------------    -------------------
                                        1999       1998       1998       1997
                                       ------     ------     ------     ------
                                          (in thousands)       (in thousands)

Purchased parts and materials          $1,656     $2,399     $  256     $  225
Work-in-process                         1,634        394        445        204
Finished goods                            369        151        181        182
Demonstration inventory                 1,453      2,401        645        369
                                       ------     ------     ------     ------
                                       $5,112     $5,345     $1,527     $  980
                                       ------     ------     ------     ------

5.  Property and Equipment

Property and equipment consist of the following:

                                       As of December 31,    As of September 30,
                                       ------------------    ------------------
                                         1999      1998       1998        1997
                                       -------    -------    -------    -------
                                         (in thousands)        (in thousands)

Machinery and equipment                $ 3,399    $ 2,488    $ 2,038    $ 1,768
Furniture and fixtures                     367        505        219        207
Computer equipment                       1,422      1,661      1,409      1,070
Service inventory                        1,214      1,505       --         --
                                       -------    -------    -------    -------
                                         6,402      6,159      3,666      3,045
Less:  accumulated depreciation         (4,059)    (2,860)    (2,628)    (2,078)
                                       -------    -------    -------    -------
Net property and equipment             $ 2,343    $ 3,299    $ 1,038    $   967
                                       -------    -------    -------    -------


Depreciation expense for the twelve months ended December 31, 1999, the three months ended December 31, 1998, and the fiscal years ended September 30, 1998 and 1997 was $1.0 million, $229,000, $550,000, and $528,000.

                                   Accom, Inc.
                   Notes to Consolidated Financial Statements

6.  Accrued Liabilities

Accrued liabilities consist of the following:

                                       As of December 31,    As of September 30,
                                       ------------------    -------------------
                                        1999      1998        1998      1997
                                       ------    ------      ------    ------
                                        (in thousands)         (in thousands)
Accrued compensation                   $  317    $  167      $  150    $  228
Accrued outside sales commissions         534       655         149        90
Accrued acquisition liabilities            45     1,589         126       208
Accrued streamlining expenses            --        --           305       379
Other                                   1,141     1,412         243       408
                                       ------    ------      ------    ------
                                       $2,037    $3,823      $  973    $1,313
                                       ======    ======      ======    ======


7.  Bank Borrowings

On December 10, 1998, the Company entered into an agreement with LaSalle Business Credit, Inc. ("LBC"), a subsidiary of ABN AMRO Bank, N.V., for a revolving line of credit ("line"). The agreement was amended on March 11, 1999, July 23, 1999, and November 3, 1999. In addition, a waiver was granted on December 17, 1999, for the breach of a financial covenant as of October 31, 1999. The line of credit provided for borrowings subject to the level of eligible accounts receivable and required compliance with certain financial covenants. The Company was not in compliance with the financial covenants as of December 31, 1999. As of December 31, 1999, the Company had outstanding borrowings against the line of $559,000. An additional $1.4 million was available for borrowing under the terms of the agreement in place with LBC at the time. The Company continued to utilize the LBC line until its termination in January 2000.

In conjunction with the Company's sale of the ELSET virtual set product line (see Note 13) on January 21, 2000, the Company's agreement with LBC was terminated. Proceeds from the sale were used to pay the outstanding liability with LBC of $1.5 million.

On February 10, 2000, the Company entered into an agreement with The Provident Bank ("Provident"), an Ohio chartered bank, for a revolving line of credit. Borrowings against the line are subject to levels of eligible accounts receivable and compliance with certain financial covenants, including interest coverage, tangible net worth, and EBITDA covenants. At inception, the line allowed for borrowings up to $1,500,000 with a provision for increasing borrowings up to $2,000,000 after March 31, 2000, if certain financial performance covenants were met.

Interest accrues on outstanding borrowings at the bank's prime rate plus 125 basis points. All sums due under the agreement are due on March 1, 2003. Borrowings are secured by all assets of the Company.

                                   Accom, Inc.
                   Notes to Consolidated Financial Statements

7.  Bank Borrowings (continued)

As part of its agreement with Provident, the Company agreed to turn all of its incoming cash deposits over to Provident. As deposits are received by the Company, the funds are "swept" into accounts controlled by Provident. The deposits are used to reduce outstanding balances with Provident. To fund operations, the Company requests cash advances by Provident, the availability of which is determined by the factors discussed above.

To the extent that the Company does not fully utilize the line of credit, Provident charges a "commitment fee," which is equal to 0.5% per year of the portion of the credit line not utilized.

The Company may terminate the line before March 1, 2003, only if it has no outstanding balance with Provident and has made no borrowings against the line for six consecutive months. In addition, there is a termination fee of $20,000.

8.  Long-Term Debt

On March 12, 1999, the Company completed a private placement of $3.5 million in senior subordinated convertible notes with a group of investors led by the American Bankers Insurance Group, Inc. ("ABIG"). The agreement between the Company and the holders of the convertible notes was amended and certain waivers granted on November 3, 1999, and February 10, 2000. As part of its agreement to grant certain waivers on February 10, 2000, ABIG stipulated that the Company use the proceeds from sale of the ELSET virtual set product line to IMadGINE Video Systems Marketing B.V. (see Note 13) to (a) pay or reserve funds to pay for all debt owed to Scitex Digital Video and (b) reserve funds for the payment of all transaction fees relating to the sale of the ELSET product line.

The notes currently have a coupon rate of 8% per year, mature in 2004, and are convertible into shares of Accom common stock at a price of $1.30 per share. If the Company fails to meet certain covenants specified in the agreement between the Company and ABIG, ABIG has the right to declare the notes immediately due. As of December 31, 1999, the Company was not in compliance with the covenants. ABIG issued a waiver of compliance until March 31, 2000.

The proceeds from the private placement were used to partially pay the balance on the revolving line of credit with LaSalle Business Credit that was outstanding at the time the proceeds were received.

                                   Accom, Inc.
                   Notes to Consolidated Financial Statements

9.  Commitments

Leasing Arrangements

The Company leases its primary office and manufacturing facility under an operating lease which expires in June 2005. The Company leases another office in Grass Valley, California, under an operating lease which expires in April 2004. In addition, the Company leases office space in Hong Kong under a lease which expires in January 2001. Rent expense for the twelve months ended December 31, 1999, the three months ended December 31, 1998 and for fiscal years 1998 and 1997 was approximately $628,000, $131,000, $465,000 and $448,000, respectively.

Future minimum rental payments under noncancelable leases at December 31, 1999, are as follows (in thousands):

2000                                                       $       1,219
2001                                                               1,110
2002                                                               1,001
2003                                                               1,009
2004                                                                 922
2005                                                                 443
                                                           -------------
Total                                                      $       5,704
                                                           =============


The Company was a sublessor for a portion of its primary office and manufacturing facility. Sublease rental income for the twelve months ended December 31, 1999, the three months ended December 31, 1998 and for fiscal 1998 and 1997 was approximately $86,000, $27,000, $175,000 and $84,000, respectively.

10.  Stockholders' Equity

Warrants

In December, 1998, the Company issued to Scitex Digital Video ("SDV") as part of the acquisition of the assets and business of SDV warrants for 250,000 shares and 750,000 shares of the Company's common stock, at $1 and $3 per share, respectively, exercisable through the earlier of December 10, 2009, or a consummation of a corporate transaction in which 50% or more of the Company's voting power will be sold. In lieu of payment, SDV has an option to exchange their warrants (or any portion thereof) for shares of common stock equal to the value of the amount of the warrant being exchanged on the date of exchange (calculated based on the excess of the fair value of the share over

                                   Accom, Inc.
                   Notes to Consolidated Financial Statements

10. Stockholders' Equity (continued)

Warrants (continued)

the exercise price, divided by the fair value - and then multiplied by the applicable number of shares the warrant is exercisable into). If the Company's common stock were to trade for over 20 days at a price of 140% of the exercise price, the Company shall have the right to call the warrant for redemption at a price of $0.01 per share then outstanding.

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

                                   Accom, Inc.
                   Notes to Consolidated Financial Statements

10.  Stockholders' Equity (continued)

Stock options (continued)

Stock option activity is summarized below:

                                            Shares             Outstanding Options           Weighted
                                           Available         ----------------------           Average
                                           For Grant       Number of        Price Per        Exercise
                                          of Options         Shares           Share            Price
                                          ----------         ------           -----            -----
Balances at September 30, 1996                 849,161        1,167,816    $0.48-$5.88         $2.78
   Shares authorized                           565,689         -                -                -
   Options granted                          (1,719,894)       1,719,894    $1.25-$1.69         $1.31
   Options exercised                           -               (103,613)   $0.48-$1.31         $0.56
   Options cancelled                         1,253,676       (1,253,676)   $0.48-$5.88         $2.78
                                       --------------------------------------------------------------------
Balances at September 30, 1997                 948,772        1,530,421    $0.48-$5.88         $1.27
   Shares authorized                            66,597         -                -                -
   Options granted                          (1,456,920)       1,456,920    $0.81-$1.63         $1.01
   Options exercised                           -                (33,109)   $0.48-$1.31         $0.76
   Options cancelled                         1,702,899       (1,702,899)   $0.48-$1.69         $1.26
                                       --------------------------------------------------------------------
Balances at September 30, 1998               1,261,348        1,251,333    $0.48-$5.88         $1.00
   Shares authorized                           -               -                -
   Options granted                            (804,000)         804,000    $0.31-$0.65         $0.63
   Options exercised                           -               -                -                -
   Options cancelled                            40,615          (40,615)   $0.81-$1.03         $0.98
                                       --------------------------------------------------------------------
Balances at December 31, 1998                  497,963        2,014,718    $0.31-$5.88         $0.85
   Shares authorized                           -               -                -
   Options granted                            (121,400)         121,400    $0.41-$1.25         $0.71
   Options exercised                           -                (12,083)   $0.31-$0.48         $0.34
   Options cancelled                           195,583         (195,583)   $0.48-$1.03         $0.82
                                       --------------------------------------------------------------------
Balances at December 31, 1999                  572,146        1,928,452    $0.31-$5.88         $0.85
                                       ====================================================================


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

10.  Stockholders' Equity (continued)

Stock Options (continued)

During fiscal 1997, the Company repriced, through cancellation and regrant, options on 989,494 shares having original exercise prices ranging from $1.63 to $4.80 with new options with an exercise price of $1.31. The repriced options had the same vesting terms as the original options.

The options outstanding as of December 31, 1999 have been segmented into ranges:

                                             Weighted
                                              Average           Weighted                        Weighted
      Range of                               Remaining          Average            Options       Average
      Exercise               Options        Contractual         Exercise          Currently      Exercise
       Prices              Outstanding         Life              Price           Exercisable      Price
       ------              -----------         ----              -----           -----------      -----
    $0.31 - $0.63            149,694           7.22              $0.43              54,626        $0.45
        $0.65                662,000           8.95              $0.65             165,500        $0.65
    $0.84 - $1.00            227,400           8.40              $0.88             114,932        $0.88
        $1.03                861,855           6.52              $1.03             716,136        $1.03
    $1.25 - $5.88             27,500           7.78              $2.10              27,500        $2.10
                      -------------------------------------------------------------------------------------
    $0.31 - $5.88          1,928,449           7.65              $0.85           1,078,694        $0.95
                      =====================================================================================


As of December 31, 1999, the Company has reserved 2,500,598 shares of common stock for issuance upon the exercise of stock options under all of its plans.

Employee Stock Purchase Plan

The Company instituted an Employee Stock Purchase Plan ("the Purchase Plan") in 1995. Under the provisions of the Purchase Plan, 250,000 shares were authorized for the issuance of common stock. Shares could be purchased under the Purchase Plan at 85% of the lesser of the fair market value of the common stock on the entry date into the offering period or the purchase date.

The Purchase Plan was discontinued in 1998. As of December 31, 1999, the Purchase Plan has not been reinstated.

                                   Accom, Inc.
                   Notes to Consolidated Financial Statements

10.  Stockholders' Equity (continued)

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

                                            For the Twelve      For the Three      For the Fiscal Years,
                                             Months Ended        Months Ended       Ended September 30,
                                             December 31,        December 31,       -------------------
                                                 1999                1998            1998         1997
                                                 ----                ----            ----         ----
  Risk-free interest rates                        6.5%               5.1%            4.7%         6.0%
  Dividends paid                                   -                  -               -            -
  Volatility factors - Company's common
      stock expected market price                1.00                0.80            0.80         0.80
  Expected option life                        3.00 years          4.00 years      4.00 years   4.83 years


The weighted average "fair value" of stock options granted for the twelve months ended December 31, 1999, the three months ended December 31, 1998 and for the fiscal years ended September 30, 1998 and 1997 was $0.54, $0.87, $0.55 and $0.56, respectively.

The fair value of employee purchase rights under the Employee Stock Purchase Plan was estimated at the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used:

                                   Accom, Inc.
                   Notes to Consolidated Financial Statements

10.  Stockholders' Equity (continued)

Pro Forma Disclosure of Employee Stock-Based Compensation (continued)

                                                        Fiscal years ended,
                                                           September 30,
                                                       ---------------------
                                                       1998             1997
                                                       ----             ----
  Risk-free interest rates                             4.7%             6.0%
  Dividends paid                                        -                 -
  Volatility factors - Company's common
       stock expected market price                     0.80             0.80
  Expected option life                              0.50 years       0.50 years


The weighted average "fair value" of employee purchase rights issued under the Employee Stock Purchase Plan during the fiscal years ended September 30, 1998 and 1997 was $1.47 and $0.85, respectively. No purchase rights were issued under the Employee Stock Purchase Plan during the twelve months ended December 31, 1999 and the three months ended December 31, 1998.

The pro forma effect of applying the estimated "fair value" for employee stock-based compensation plans on net loss and net loss per share is as follows:

                                                            For the Twelve      For the Three         For the Fiscal Years Ended
                                                             Months Ended       Months Ended                  September 30,
                                                             December 31,       December 31,         ------------------------------
                                                                1999                1998                1998               1997
                                                              ---------          ----------          ----------           ---------
Pro forma net loss (in thousands):                            $  (2,865)         $   (3,979)         $   (3,477)          $  (5,753)
Pro forma net loss per share:                                 $   (0.28)         $    (0.53)         $    (0.14)          $   (0.87)


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

                                   Accom, Inc.
                   Notes to Consolidated Financial Statements

11.  Income Taxes

The Company's provision for income taxes for the years ended December 31, 1999 and 1998 consists entirely of foreign taxes.

As of December 31, 1999, the Company had federal net operating loss carryforwards of approximately $4,700,000. The Company also had federal research and development tax credit carryforwards of approximately $300,000. If not utilized, the net operating loss and credit carryforwards will expire at various dates beginning in 2007 and continuing through 2019.

Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to ownership change provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax assets and liabilities are:

                                                             As of December 31,
                                                          ----------------------
                                                           1999           1998
                                                          -------        -------
Deferred tax assets:
   Net operating loss carryforwards                       $ 1,511        $ 1,804
   Research credit carryforwards                              431            373
   Acquired intangibles                                       927            988
   Capitalized R&D                                          2,750          3,152
   Nondeductible reserves and accruals                      1,183            900
   Inventory valuation                                      2,128          1,108
   Other                                                       62             55
                                                          -------        -------
Total deferred tax assets                                   8,992          8,380
Valuation allowance                                        (8,992)         8,380
                                                          -------        -------
Net deferred tax assets                                   $  --          $  --
                                                          =======        =======


The valuation allowance for deferred tax assets increased by approximately $1,810,000 for the period ended December 31, 1998 and $1,130,000 for the year ended September 30, 1998.

                                   Accom, Inc.
                   Notes to Consolidated Financial Statements

12.  Related Party Transactions

In December 1998, shares of common stock of the Company were issued to two members of the Company's Board of Directors, Lionel Allan and David Lahar, and an officer of the Company, Phillip Bennett, in exchange for full recourse promissory notes. 300,000 shares were issued at a price of $0.50 per share, 200,000 shares were issued at a price of $0.65 per share, and 350,000 shares were issued at a price of $1.00 per share. The shares were issued in exchange for full recourse promissory notes totaling $630,000.

Mr. Allan's note accrues interest at the prime rate. The note is due December 2003. No payments of principal had been made as of December 31, 1999.

Mr. Lahar's note accrues interest at the prime rate. The note was due on September 1, 1999. The principal was paid in full on January 21, 2000.

Mr. Bennett's note accrues interest at 5.5% per year. The note is due on December 7, 2001. No payments of principal had been made as of December 31, 1999.

In March 1999, $300,000 was paid to a company associated with a member of the Company's Board of Directors, David Lahar, for services provided in the acquisition of SDV. An additional $87,500 was paid to the same company in March 1999, for services provided by Mr. Lahar in arranging the debt placement by the American Bankers Insurance Group in the same month.

In February 2000, $87,500 was paid to Eugene Matalene, Jr., a director of the Company, for services provided in arranging the debt placement by the American Bankers Insurance Group in March, 1999. Such amount is included in the accrued liabilities of the Company as of December 31, 1999.

13.  Subsequent Event

On January 21, 2000, Accom, Inc., and certain of its subsidiaries, sold substantially all of their respective assets related to the ELSET virtual set product line to IMadGINE Video Systems Marketing, B.V. ("IMadGINE"), a Dutch company that is a wholly owned subsidiary of Orad Hi-Tec Systems Ltd. ("Orad"), an Israeli corporation. IMadGINE also purchased the stock of Accom's subsidiary, Accom Poland z o.o., a Polish corporation ("Accom Poland"). The Company and its subsidiaries also sold certain intellectual property related to the ELSET business. The net book value of the assets sold by the Company was approximately $87,000.

                                   Accom, Inc.
                   Notes to Consolidated Financial Statements

13.  Subsequent Event (continued)

The Company sold these assets in exchange for: (i) $4,000,000 in cash and (ii) a warrant to purchase 70,423 shares of Orad.

The Company used the cash proceeds of the sale to: (a) pay the $1.5 million balance outstanding on the line of credit with LaSalle Business Credit, Inc.;
(b) pay off the $565,000 balance remaining on one of the notes payable to Scitex Digital Video; (c) according to an agreement with the American Bankers Insurance Group, set aside sufficient funds to: (1) pay the second note payable to Scitex Digital Video in the amount of $750,000 when it comes due in April 2000, and (2) pay transaction expenses associated with the sale of ELSET.