Form 10-Q
period 2000-03-31
ACCOM INC
filed 2000-05-15
CIK 949335

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the Fiscal Quarter Ended March 31, 2000

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

Yes  ____                                                              No __X__

As of May 5, 2000, 10,186,799 shares of the Registrant's common stock, $0.001 par value, were outstanding.


                                             ACCOM, INC.

                           FORM 10-Q For the Quarter Ended March 31, 2000

                                                INDEX

                                                                                                               Page
                                                                                                               ----
               Facing sheet                                                                                     1

               Index                                                                                            2

Part I.        Financial Information (unaudited)

Item 1.        a)      Condensed consolidated interim balance sheets at March 31, 2000 and December 31, 1999    3

               b)      Condensed consolidated interim statements of operations for the three month periods      4
                       ended March 31, 2000 and March 31, 1999

               c)      Condensed  consolidated  interim statements of cash flows
                       for the three  month  periods  ended  March 31,  2000 and
                       March 31, 1999                                                                           5

               d)      Notes to condensed consolidated interim financial statements                             6

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations            9


Item 3         Quantitative and Qualitative Disclosures About Market Risks                                     13

Part II.       Other Information                                                                               14

Item 1         Legal Proceedings                                                                               14

Item 2         Changes in Securities and Use of Proceeds                                                       14

Item 3         Defaults Upon Senior Securities                                                                 14

Item 4         Submission of Matters to a Vote of Security Holders                                             14

Item 5         Other Information                                                                               14

Item 6         Exhibits and Reports on Form 8-K                                                                14

               Signature                                                                                       16


                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                         ACCOM, INC.

                                        CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

                                            (In thousands, except per share data)
                                                                                                                  As of
                                                                                                         ---------------------------
                                                                                                         March 31,      December 31,
                                                                                                           2000              1999
                                                                                                         --------          --------
                                                                                                        (Unaudited)          (Note)

                                    Assets
Current assets:
     Cash and cash equivalents                                                                           $    193          $    328
     Accounts receivable, net                                                                               3,628             1,616
     Inventories                                                                                            4,132             5,112
     Other current assets                                                                                     564               580
                                                                                                         --------          --------
         Total current assets                                                                               8,517             7,636
Property and equipment, net                                                                                 2,300             2,343
Intangibles, net                                                                                            1,885             1,986
Restricted cash                                                                                             1,795              --
Other assets                                                                                                   67                70
                                                                                                         ========          ========
         Total assets                                                                                    $ 14,564          $ 12,035
                                                                                                         ========          ========

                     Liabilities and Stockholders' Equity

Current liabilities:
     Bank borrowings - line of credit                                                                    $    735          $    559
     Current portion of notes payable                                                                         750             1,315
     Accounts  payable                                                                                      2,129             2,560
     Accrued liabilities                                                                                    2,654             2,037
     Customer deposits                                                                                        865               965
                                                                                                         --------          --------
         Total current liabilities                                                                          7,133             7,436
Long-term portion of notes payable                                                                          3,275             3,261
Stockholders' equity:

     Common stock, $0.001 par value; 40,000 shares authorized;
         10,184 and 10,133 shares issued and outstanding on
         March 31, 2000 and December 31, 1999, respectively                                                24,241            24,201
     Notes receivable from stockholders                                                                      (565)             (630)
     Accumulated deficit                                                                                  (19,520)          (22,233)
                                                                                                         --------          --------
         Total stockholders' equity                                                                         4,156             1,338
                                                                                                         --------          --------

         Total liabilities and stockholders' equity                                                      $ 14,564          $ 12,035
                                                                                                         ========          ========


Note:    The  condensed  consolidated  balance  sheet at December 31, 1999,  has been derived from the audited  annual  consolidated balance  sheet at that date but does not include all of the  information  and  footnotes  required  by  generally  accepted accounting principles for a complete consolidated balance sheet.

         The accompanying  notes are an integral part of these condensed consolidated interim financial statements.

                                   ACCOM, INC.

             CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

                      (In thousands, except per share data)

                                   (Unaudited)

                                                            Three months ended
                                                                  March 31,
                                                         -----------------------
                                                            2000         1999
                                                         --------      --------

Net sales                                                $  8,403      $  9,538

Cost of sales                                               3,787         4,059
                                                         --------      --------

Gross profit                                                4,616         5,479
                                                         --------      --------

Operating expenses:

     Research and development                               1,796         1,945
     Marketing and sales                                    2,236         2,100
     General and administrative                               653           807
                                                         --------      --------

Total operating expenses                                    4,685         4,852
                                                         --------      --------

Operating income (loss)                                       (69)          627

     Interest and other income (expenses), net                (41)         (111)
     Sale of ELSET product line                             2,888          --
                                                         --------      --------

Income before provision for income taxes                    2,778           516

Provision for income taxes                                     54             2
                                                         --------      --------

Net income                                               $  2,724      $    514
                                                         ========      ========

Net income per share - basic                             $   0.27      $   0.05
                                                         ========      ========
Net income per share - diluted                           $   0.25      $   0.05
                                                         ========      ========
Shares used in computation of net
     income per share - basic                              10,136        10,122
                                                         ========      ========
Shares used in computation of net
     income per share - diluted                            11,156        10,422
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



                                                            ACCOM, INC.
                                       CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
                                                           (In thousands)
                                                             (Unaudited)

                                                                                                              Three Months Ended
                                                                                                                   March 31,
                                                                                                            2000              1999
                                                                                                           -------          -------
Cash flows from operating activities:

Net income                                                                                                 $ 2,724          $   514
Adjustments to reconcile net income to net cash provided by (used in) operating activities:

     Depreciation and amortization                                                                             234              422
     Gain on sale of ELSET product line                                                                     (2,888)            --
     Changes in operating assets and liabilities,  net of the effect of the sale of the ELSET product line:

         Accounts receivable                                                                                (2,012)            (898)
         Inventories                                                                                           980            1,498
         Other current assets                                                                                   16           (1,031)
         Other assets                                                                                            3             --
         Accounts payable                                                                                     (431)             (73)
         Accrued liabilities                                                                                  (113)            (425)
         Customer deposits                                                                                    (100)               6
                                                                                                           -------          -------
           Net cash provided by (used in) operating activities                                              (1,587)              13
                                                                                                           -------          -------

Cash flows from investing activities:

Expenditures for property and equipment                                                                        (34)             (36)
Proceeds from disposal of property and equipment, net of the effect of the sale
     of the ELSET product line                                                                                  10              160
Increase in customer service inventories                                                                      (164)            --
                                                                                                           -------          -------
           Net cash provided by (used in) investing activities                                                (188)             124
                                                                                                           -------          -------

Cash flows from financing activities:

Borrowings and payments on line of credit, net                                                                 176           (3,916)
Repayment of notes payable                                                                                    (565)            (300)
Proceeds from long-term notes                                                                                   14            3,289
Issuance of common stock                                                                                        40             --
Restricted cash                                                                                             (1,795)           1,132
Repayment of note receivable from stockholder                                                                   65             --
Net proceeds from sale of ELSET product line                                                                 3,705             --
                                                                                                           -------          -------
           Net cash provided by financing activities                                                         1,640              205
                                                                                                           -------          -------

Net increase (decrease) in cash and cash equivalents                                                          (135)             342
Cash and cash equivalents at beginning of period                                                               328             --
                                                                                                           =======          =======
           Cash and cash equivalents at end of period                                                      $   193          $   342
                                                                                                           =======          =======

            The accompanying notes are an integral part of these condensed consolidated interim financial statements

          NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                                   (Unaudited)

Note 1.  Basis of Preparation

         The condensed consolidated interim balance sheet as of March 31, 2000, and the condensed consolidated interim statements of operations and cash flows for the three month periods ended March 31, 2000 and 1999, have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting of normal accruals) necessary to present fairly the financial position as March 31, 2000 and the results of operations and cash for the three month periods ended March 31, 2000 and 1999, have been made.

         These condensed consolidated interim financial statements should be reviewed in conjunction with the audited consolidated annual financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the three month period ended March 31, 2000, are not necessarily indicative of the operating results for any future period.

Note 2.  Comprehensive Income

         Comprehensive income is equal to net income for the three month periods ended March 31, 2000 and 1999.

Note 3.  Inventories

         Inventories consist of the following (in thousands):

                                             March 31,       December 31,
                                                2000            1999
                                               ------          ------
Purchased parts and materials                  $1,322          $1,656
Work-in-process                                 1,452           1,634
Finished goods                                     30             369
Demonstration inventory                         1,328           1,453
                                               ------          ------
                                               $4,132          $5,112
                                               ======          ======

Note 4.  Debt

         The Company has a revolving line of credit ("line") with The Provident Bank ("Provident") that allows for borrowings subject to the level of eligible accounts receivable. Until March 31, 2000, borrowings were limited to a maximum of $1,500,000. As a result of meeting a certain financial covenant, maximum allowable borrowings increased to $2,000,000 after March 31, 2000. As of March 31, 2000, the Company had availability of $765,000 under the line; the balance outstanding was $735,000.

         Indebtedness under the line of credit accrues interest at Provident's prime rate plus 125 basis points. All borrowings are due on March 1, 2003. Borrowings are secured by all assets of the Company.

         Borrowings under the line are subject to compliance with certain financial covenants. As of March 31, 2000, the Company was in compliance with these covenants.

         On March 12, 1999, the Company completed a private placement of $3.5 million in senior subordinated convertible notes with a group of investors led by the American Bankers' Insurance Group,

Inc. ("ABIG"). The notes currently have a coupon rate of 8% per year, mature in the year 2004, and are convertible, at any time, into shares of Accom common stock at a price of $1.30 per share. The proceeds from these notes were used to repay the balance then outstanding on a line of credit with LaSalle Business Credit, Inc. that was in place at the time the proceeds were received.

         The agreement between the Company and ABIG specifies that the Company meet certain financial covenants. ABIG has the right to declare the notes immediately due if the covenants are not met. As of March 31, 2000, the Company was not in compliance with the covenants. On April 18, 2000, ABIG issued a waiver for non-compliance as of March 31, 2000. In addition, on November 3, 1999, and February 10, 2000, ABIG amended and issued certain waivers to the original agreement.

         In conjunction with the sale of convertible notes, the Company and the investors entered into an Investors Rights Agreement. The Investors Right Agreement grants the investors, among other things, certain rights with respect to the common stock of the Company issuable upon conversion of the notes.

         The Company has a subordinated promissory note of $750,000 issued to Scitex Digital Video, Inc. ("SDV") as partial consideration for the purchase of certain assets and liabilities and the business of SDV in December 1998. Payment of the note was due in April 2000. Principal was to be paid together with interest in arrears on the unpaid principal balance at a variable rate equal to the Merrill Lynch Money Market Rate. In April 2000, the Company paid SDV $89,000 as settlement of the note. The remaining balance due, approximately $710,000, was retained by the Company for settlement of indemnification claims relating to the purchase of SDV which were identified in the period following the acquisition. SDV is evaluating the Company's claims.

         A second note in the amount of $1,315,000 was issued to Scitex Digital Video, Inc. as partial consideration for the purchase of certain assets and liabilities and the business of SDV in December 1998. During the quarter ended March 31, 2000, the Company paid off this note by issuing payments to SDV of $587,000, consisting of $565,000 in payments of principal and $21,000 in payments of interest.


Note 5.  Net Income Per Share

         The following table sets forth the computation of basis and diluted net income (loss) per share (in thousands, except for per share amounts):

                                                                                                         For the Three Months Ended
                                                                                                                  March 31,
                                                                                                         --------------------------
                                                                                                            2000             1999
                                                                                                          -------           -------
Numerator

Numerator for basic net income per share-net income                                                       $ 2,724           $   514
Effect of dilutive securities:
           8% convertible notes                                                                                83              --
                                                                                                          -------           -------
Numerator for diluted net income per share-income available to stockholders
   after assumed conversions                                                                              $ 2,807           $   514

Denominator
Denominator for basic net income per share-weighted average shares                                         10,136            10,122
Effect of dilutive securities:
           Employee stock options                                                                             749               300
           Warrants                                                                                            72              --
           8% convertible notes                                                                               199              --
                                                                                                          -------           -------
Denominator for diluted net income per share-weighted average shares and
   assumed conversions                                                                                     11,156            10,422
Basic net income per share                                                                                $  0.27           $  0.05
                                                                                                          =======           =======
Diluted net income per share                                                                              $  0.25           $  0.05
                                                                                                          =======           =======

Note 6.  Segment Information

Management has organized the business into three market sub-segments under one industry segment which includes activities relating to development, manufacturing and marketing of digital video equipment. The chief operating decision maker relies primarily on revenue to assess market segment performance. The following table presents revenue by market (in thousands):

                                                      For the Three Months Ended
                                                               March 31,
                                                               ---------
                    Market                               2000             1999
                    ------                               ----             ----

                Post-Production                        $4,716             $6,603
                Distribution                            2,613              1,887
                Other                                   1,074              1,048
                                                       ======             ======
                                                       $8,403             $9,538
                                                       ======             ======

Substantially all of the Company's assets are in the United States. All sales to external customers are accepted and approved in the United States.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Consolidated Financial Statements as of December 31, 1999 and 1998 and September 30, 1998 and 1997 and for the twelve months ended December 31, 1999 and 1998, the three months ended December 31, 1999 and 1998 and the fiscal years ended September 30, 1998 and 1997 included in its Annual Report on Form 10-K for the year ended December 31, 1999.

         Additionally, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements. The Company desires to take advantage of the "safe harbor"
provisions of the Private Securities Litigation Reform Act of 1995. Specifically, the Company wishes to alert readers that the factors set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, under the sections in Item 1 entitled "Manufacturing and Suppliers," "Competition," "Proprietary Rights and Licenses" and "Additional Factors That May Affect Future Results," as well as other factors, could affect future results and have affected the Company's actual results in the past and could cause the Company's results for future years or quarters to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company, including without limitation, those contained in this 10-Q report. Forward-looking statements can be identified by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," and "continue" or similar words.

Overview

         Accom designs, manufactures, sells, and supports a complete line of digital video signal processing, editing, and disk recording tools, primarily for the worldwide professional video post- production, live broadcasting and computer video post-production marketplaces. The Company's systems are designed to be used by video professionals to create, edit and broadcast high quality video content such as television shows, commercials, news, music videos and video games.

         The following table summarizes the Company's products and the primary marketplaces they address:

  --------------------------------------------------------- -------------------------------------------------------
                     MARKETS / Product                               Primary Applications
  -----------------------------------------------------------------------------------------------------------------
  POST-PRODUCTION:
  -----------------------------------------------------------------------------------------------------------------
    Digital Signal Processors

  -----------------------------------------------------------------------------------------------------------------
       8150 Digital                                         Digital switcher for on-line post-production editing
       Switcher                                             for commercials and long form television programs
  -----------------------------------------------------------------------------------------------------------------
    Digital Editors
  ---- --------------------- ------------------------------ -------------------------------------------------------
       Axial(R) 3000                                        Edit controller for on-line post-production editing
                                                            for commercials and long form television programs
  ---- --------------------- ------------------------------ -------------------------------------------------------
       Sphere(TM)                                           Integrated non-linear editing workstation for long
                                                            and short form programs and commercials using
                                                            compressed video
  ---- --------------------- ------------------------------ -------------------------------------------------------
       AFFINTY(TM)                                          Integrated non-linear workstation for long and short
                                                            form programs and commercials using multiple streams
                                                            of uncompressed video
  ---- --------------------- ------------------------------ -------------------------------------------------------
   Video Digital Disk Recorders
  -----------------------------------------------------------------------------------------------------------------
       APR(TM)/Attache                                      On-line post-production editing and effects and
                                                            on-air playback of graphics for broadcast
  ---- --------------------- ------------------------------ -------------------------------------------------------
       WSD(R)2Xtreme                                        Desktop computer graphics and animation production
  -----------------------------------------------------------------------------------------------------------------
  DISTRIBUTION:
  -----------------------------------------------------------------------------------------------------------------
    Digital Signal Processors
  -----------------------------------------------------------------------------------------------------------------
       Dveous(TM) and Brutus                                Digital Video Effects systems for news and sports
  ---- --------------------- ------------------------------ -------------------------------------------------------
       Axess(TM)                                            Creation and broadcast distribution of news graphics
                                                            and short video segments
  ---- --------------------- ------------------------------ -------------------------------------------------------
       Abekas(R)6000                                        Multi-user digital video server for broadcast
                                                            applications
  ---- --------------------- ------------------------------ -------------------------------------------------------

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

Results of Operations

Three Months Ended March 31, 2000 and March 31, 1999

         The  following  table  presents the  Company's  Condensed  Consolidated
Interim Statements of Operations for the three months ended March 31, 2000 and 1999 as reported (dollar amounts in thousands, except per share data):

                                                                        Three Months Ended
                                                                           March 31,                     Increase (Decrease)
                                                                           ---------                     -------------------
                                                                    2000              1999             Amount             Percent
                                                                  -------           -------           -------             -------
Net sales                                                         $ 8,403           $ 9,538           $(1,135)              (11.9)%
Cost of sales                                                       3,787             4,059              (272)               (6.7)%
                                                                  -------           -------           -------             -------
Gross profit                                                        4,616             5,479              (863)              (15.8)%
Operating expenses:
  Research and development                                          1,796             1,945              (149)               (7.7)%
  Marketing and sales                                               2,236             2,100               136                 6.5%
  General and administrative                                          653               807              (154)              (19.1)%
                                                                  -------           -------           -------             -------
Total operating expenses                                            4,685             4,852              (167)               (3.4)%
                                                                  -------           -------           -------             -------
Operating income (loss)                                               (69)              627              (696)             (111.0)%
Interest and other income (expenses), net                             (41)             (111)               70               (63.1%)
Sale of ELSET product line                                          2,888              --               2,888               N/A
                                                                  -------           -------           -------             -------
Income before provision for income taxes                            2,778               516             2,262               438.4%
Provision for income taxes                                             54                 2                52             2,600.0%
                                                                  -------           -------           -------             -------
Net income                                                        $ 2,724           $   514             2,210               430.0%
                                                                  =======           =======           =======             =======



         The following table presents the Company's Condensed Consolidated Interim Statements of Operations for the three months ended March 31, 2000 and 1999, as a percentage of net sales, as reported:

                                                  Three Months Ended
                                                        March 31,
                                                    ----------------   Increase
                                                    2000       1999   (Decrease)
                                                    -----       ----       ---
Net sales                                           100.0%     100.0%       - %
Cost of sales                                        45.1%      42.6%      2.5%
                                                    -----       ----       ---
Gross margin                                         54.9%      57.4%     (2.5)%
Operating expenses:
      Research and development                       21.3%      20.4%      0.9%
      Marketing and sales                            26.6%      22.0%      4.6%
      General and administrative                      7.8%       8.4%     (0.6)%
                                                    -----       ----       ---
Total operating expenses                             55.7%      50.8%      4.9%
                                                    -----       ----       ---
Operating income (loss)                              (0.8)%      6.6%     (7.4)%
Interest and other income (expenses),  net           (0.5)%     (1.2)%     0.7%
Sale of ELSET product line                           34.4%        - %     34.4%
                                                    -----       ----       ---
Income before provision for income taxes             33.1%       5.4%     27.7%
Provision for income taxes                            0.7%        - %      0.7%
                                                    -----       ----       ---
Net income                                           32.4%       5.4%     27.0%
                                                     ====        ===      ====

         Net sales. The decrease in net sales during the three months ended March 31, 2000, from levels for the same period in 1999 was primarily due to decreased sales in the post-production marketplace. Sales to countries outside the United States and Canada for the three months ended March 31, 2000 and 1999, represented 31.5% and 34.4% of net sales, respectively.

         The following table presents net sales dollar volume for the three months ended March 31, 2000 and 1999, by market and related percentages of total net sales (dollar amounts in thousands):

                                              Three Months Ended
                                                 March 31,
                                                 ---------
                                       2000                      1999
                                       ----                      ----
Marketplace                   Amount        Percent      Amount        Percent
-----------                   ------        -------      ------        -------
Post-Production               $4,716           56.1%     $6,603           69.2%
Distribution                   2,613           31.1%      1,887           19.8%
Other                          1,074           12.8%      1,048           11.0%
                              ------          -----      ------          -----
                              $8,403          100.0%     $9,538          100.0%
                              ======          =====      ======          =====

         Cost of sales. Cost of sales, as a percentage of sales, increased for the three months ended March 31, 2000, from levels for the three months ended March 31, 1999, as a result of lower average selling prices on sales of disk-based products in the post-production marketplace, increased inventory reserves, and increased expenses related to inventory variances.

         Research and development. Research and development expenses for the three months ended March 31, 2000, decreased over levels for the same period in 1999 primarily due to the decrease in headcount which resulted from the sale of the ELSET virtual set product line in January 2000 and a decrease in consultant expenses.

         Marketing and sales. Marketing and sales expenses for the three months ended March 31, 2000, increased over levels for the three months ended March 31, 1999, primarily due to increases in advertising, promotion and trade show expenses.

         General and administrative. The decrease in general and administrative expenses for the three months ended March 31, 2000, from levels for the same period in 1999 was primarily due to decreases in headcount, contract and temporary workers, amortization of intangibles and the provision for bad debt.

         Interest and other income, net. Interest and other income, net, for the three months ended March 31, 2000, increased over levels for the three months ended March 31, 1999, due to a decrease in the debt outstanding and an increase in other income.

         Provision for income taxes. For the three months ended March 31, 2000, the provision for income taxes consists of tax expense calculated at 2% of income before taxes. The effective rate of 2% is lower than the statutory rate of 35% due to realization of net operating loss carryforwards. For the three months ended March 31, 1999, the Company had an effective rate of 0% reflecting the Company's net operating loss carryforward position.

Liquidity and Capital Resources

         Since inception, the Company has financed its operations and expenditures for property and equipment through cash generated in operations, the sale of capital stock and convertible debt, borrowings under a bank line of credit and term loans.

          As of March 31, 2000, the Company had $193,000 of cash and cash equivalents.

         Operating activities used $1.6 million in net cash in the three months ended March 31, 2000 and provided $13,000 in net cash in the three months ended March 31, 1999. Net cash used by operations in the three months ended March 31, 2000, was due primarily to an increase in accounts receivable. Additionally, cash was provided by the sale of ELSET virtual set product line in January. Net cash provided by operations in the three months ended March 31, 1999, was due primarily to net income and a decrease in inventories offset primarily by an increase in accounts receivable and other current assets. Proceeds from long-term loans, together with cash provided by operating activities, were used in financing activities for the repayment of amounts borrowed previously under a line of credit.

         On February 10, 2000, the Company signed an agreement with The Provident Bank ("Provident"), an Ohio chartered bank, for a $2,000,000 revolving line of credit ("line"). Interest accrues on outstanding borrowings at the bank's prime rate plus 125 basis points. The credit line is secured by all assets of the Company. Availability under the line is calculated based on eligible accounts receivable. Borrowings under the line are subject to compliance with certain financial covenants and as of March 31, 2000, the Company was in compliance with these covenants. Borrowings were limited to a maximum of $1,500,000 until March 31, 2000. Removal of this borrowing limit was dependent on meeting a certain financial covenant which the Company accomplished. As of March 31, 2000, $735,000 in borrowings was outstanding under the line.

         On March 12, 1999, the Company completed a private placement of $3.5 million in senior subordinated convertible notes with a group of investors led by the American Bankers Insurance Group, Inc. ("ABIG"). The agreement between the Company and the holders of the convertible notes was amended and certain waivers granted on November 3, 1999, and February 10, 2000. An additional waiver was granted on April 18, 2000. The notes currently have a coupon rate of 8% per year, mature in 2004, and are convertible into shares of Accom common stock at a price of $1.30 per share. Proceeds from the private placement were used to pay the balance on a revolving line of credit with LaSalle Business Credit, Inc. that was outstanding at the time the proceeds were received. The agreement between the Company and ABIG specifies that the Company meet certain financial covenants. ABIG has the right to declare the notes immediately due if the covenants are not met. As of March 31, 2000, the Company was not in compliance with the covenants. ABIG issued a waiver of non-compliance on April 18, 2000 relating to this incident of non-compliance.

         As of March 31, 2000, the Company had $1.8 million in Restricted Cash. Restricted Cash was comprised of the following elements: (1) $480,000 in cash deposits to be "swept" into an account controlled by Provident as part of the Company's agreement with Provident to turn over all deposits received by the Company to Provident to pay down the line of credit; (2) $400,000 held in an escrow account at Provident until January 2001 to be used to satisfy any indemnification claims by IMadGINE Video Systems Marketing, B.V. ("IMadGINE") against the Company under the purchase agreement entered into between the Company and IMadGINE in connection with the January 2000 sale to IMadGINE of the assets related to the ELSET virtual set product line ("ELSET"); and (3) $915,000 held in an account controlled by the Company as part of an agreement between the Company and ABIG to set aside funds from the sale of ELSET to (a) pay all debt owed to Scitex Digital Video and (b) pay all transaction expenses related to the sale of ELSET.

         The Company believes that its existing cash, cash equivalents and credit facilities will be sufficient to meet its cash requirements for at least the next twelve months. The Company believes that its operating plans are reasonable and can be achieved. In the event that results from operations and cash flows generated are less than planned, the Company will reevaluate its operating plans and believes it will have the ability to delay or reduce expenditures so as to not breach the covenants of its credit facilities or require additional resources to ensure that the Company continues as a going concern at least through March 31, 2001.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

         Accom develops its technology in the United States and sells its products primarily in North America, Europe, and the Far East. As a result, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As all of the Company's sales are currently made in U.S. dollars, a strengthening of the dollar could make the Company's products less competitive in foreign markets. The Company's interest expense on its credit line borrowings with The Provident Bank is sensitive to changes in the general level of interest rates. Due to the nature of the Company's debts, the Company has concluded that there is currently no material market risk exposure. Therefore, no quantitative tabular disclosures have been presented.

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

         None.

         Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits.

                  27.1     Financial Data Schedule (EDGAR filed version only)

         (b)  Reports on Form 8-K.

                  On February 4, 2000, the Company filed a Current Report on Form 8-K to report the sale on January 21, 2000, by the Company and certain of its subsidiaries of substantially all of their respective assets related to the ELSET virtual set product line ("ELSET") to IMadGINE Video Systems Marketing, B.V. ("IMadGINE"), a Dutch company that is a wholly owned subsidiary of Orad Hi-Tec Systems, Ltd., an Israeli corporation. IMadGINE also purchased the stock of Accom's subsidiary, Accom Poland z o.o., a Polish corporation. The Company and its subsidiaries also sold certain intellectual property related to the ELSET business. The Company sold these assets in exchange for $4,000,000 in cash and a warrant to purchase 70,423 ordinary shares of Orad. On March 20, 2000, the Company filed Form 8-K/A to report the pro forma financial statements of the Company without ELSET included which had not been included in the original 8-K filing.

                  On April 7, 2000, the Company filed Form 8-K/A to complete the reporting of the Company's acquisition of the assets of Scitex Digital Video, Inc. and certain of its affiliates on December 10, 1998. A Current Report on Form 8-K had been filed on
                  December 23, 1998, to first report the acquisition. The Company did not file the audited historical financial statements of the acquired business and the pro forma financial statements of the combined businesses as an amendment to Form 8-K within 60 days of the original filing because the audited historical financial statements of Scitex Digital Video did not exist. The Company arranged to have the historical financial statements of Scitex Digital Video audited. These statements as well as the pro forma financial statements of the combined businesses are reported in the Form 8-K/A filed on April 7, 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

         ACCOM, INC.

         By: /s/  JUNAID SHEIKH
            --------------------------------
                 (Junaid Sheikh)
         Chairman, President and Chief Executive Officer

         (Principal Executive Officer)

         By: /s/  DONALD K. McCAULEY
            --------------------------------
                 (Donald K. McCauley)

         Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

         Date:  May 12, 2000