Form 10-Q
period 2000-06-30
ACCOM INC
filed 2000-08-14
CIK 949335

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Quarter Ended June 30, 2000

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


As of August 4, 2000, 10,195,673 shares of the Registrant's common stock, $0.001 par value, were outstanding.

                              ACCOM, INC.

             FORM 10-Q For the Quarter Ended June 30, 2000

                                 INDEX

                                                                                        Page

               Facing sheet                                                               1
               Index                                                                      2
Part I.        Financial Information (unaudited)

Item 1.        a)   Condensed consolidated interim balance sheets at June 30,
                    2000 and December 31, 1999                                            3

               b)   Condensed consolidated interim  statements  of operations
                    for the three and six month  periods ended June 30, 2000
                    and June 30, 1999                                                     4

               c)   Condensed consolidated interim statements of cash flows  for
                    the six month periods ended June 30, 2000 and June 30, 1999           5

               d)   Notes to condensed consolidated interim financial statements          6

Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                  9
Item 3         Quantitative and Qualitative Disclosures About Market Risks               15
Part II.       Other Information                                                         16
Item 1         Legal Proceedings                                                         16
Item 2         Changes in Securities and Use of Proceeds                                 16
Item 3         Defaults Upon Senior Securities                                           16
Item 4         Submission of Matters to a Vote of Security Holders                       16
Item 5         Other Information                                                         16
Item 6         Exhibits and Reports on Form 8-K                                          16
               Signature                                                                 18

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                   ACCOM, INC.

                  CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

                      (In thousands, except per share data)
                                                                                         As of
                                                                                   --------------------
                                                                                   June 30,  December 31,
                                                                                     2000       1999
                                                                                   (Unaudited) (Note)
                                    Assets

Current assets:
     Cash and cash equivalents                                                     $   --      $    328
     Accounts receivable, net                                                         4,690       1,616
     Inventories                                                                      3,243       5,112
     Other current assets                                                               629         580
                                                                                   --------    --------
         Total current assets                                                         8,562       7,636
Property and equipment, net                                                           2,382       2,343
Intangibles, net                                                                      1,785       1,986
Restricted cash                                                                       1,584        --
Other assets                                                                             51          70
                                                                                   --------    --------
         Total assets                                                              $ 14,364    $ 12,035
                                                                                   ========    ========

                     Liabilities and Stockholders' Equity

Current liabilities:
     Bank borrowings - line of credit                                              $     55    $    559
     Bank borrowings - in transit (cash overdraft)                                      513        --
     Current portion of notes payable                                                   708       1,315
     Accounts  payable                                                                2,291       2,560
     Accrued liabilities                                                              2,488       2,037
     Customer deposits                                                                  893         965
                                                                                   --------    --------
         Total current liabilities                                                    6,948       7,436
Long-term portion of notes payable                                                    3,290       3,261
Stockholders' equity:
     Common stock, $0.001 par value; 40,000 shares authorized; 10,196 and 10,133 shares issued and outstanding on
         June 30, 2000 and December 31, 1999, respectively                           24,251      24,201
     Notes receivable from stockholders                                               (500)       (630)
     Accumulated deficit                                                            (19,625)    (22,233)
                                                                                   --------    --------
         Total stockholders' equity                                                   4,126       1,338
                                                                                   --------    --------

         Total liabilities and stockholders' equity                                $ 14,364    $ 12,035
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

                                   ACCOM, INC.
             CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                   (Unaudited)
                                              Three Months Ended        Six Months Ended
                                                   June 30,                 June 30,

                                               2000        1999        2000        1999
                                             --------    --------    --------    --------
Net sales                                    $  8,072    $  8,348    $ 16,475    $ 17,886

Cost of sales                                   3,732       3,870       7,519       7,929
                                             --------------------------------------------

Gross profit                                    4,340       4,478       8,956       9,957
                                             --------------------------------------------

Operating expenses:
     Research and development                   1,482       1,836       3,278       3,781
     Marketing and sales                        2,100       2,339       4,336       4,439
     General and administrative                   856         840       1,509       1,647
                                             --------------------------------------------

Total operating expenses                        4,438       5,015       9,123       9,867
                                             --------------------------------------------

Operating income (loss)                           (98)       (537)       (167)         90

      Interest and other income
       (expenses), net                            (11)        (62)        (52)       (173)
      Sale of ELSET product line                 --          --         2,888        --
                                             --------------------------------------------

Income before (provision for) benefit from
     income taxes                                (109)       (599)      2,669         (83)

(Provision for) benefit from income taxes          11        --           (43)         (2)
                                             --------------------------------------------

Net income (loss)                            $    (98)   $   (599)   $  2,626    $    (85)
                                             ============================================

Net income (loss) per share - basic          $  (0.01)   $  (0.06)   $   0.26    $  (0.01)
                                             ============================================
Net income (loss) per share - diluted        $  (0.01)   $  (0.06)   $   0.24    $  (0.01)
                                             ============================================
Shares used in computation of net
     income (loss) per share - basic           10,190      10,123      10,163      10,123
                                             ============================================
Shares used in computation of net
     income (loss) per share - diluted         10,190      10,123      11,589      10,123
                                             ============================================

     The accompanying notes are an integral part of these condensed consolidated interim financial statements.

                                   ACCOM, INC.
             CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                   (Unaudited)
                                                                                    Six Months Ended
                                                                                         June 30,
                                                                                      2000       1999
                                                                                   -------    -------
Cash flows from operating activities:

Net income (loss)                                                                  $ 2,626    $   (85)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
     Depreciation and amortization                                                     474        821
     Gain on sale of ELSET product line                                             (2,888)      --
     Changes in operating assets and liabilities,  net of the effect of the sale of the ELSET product line:

         Accounts receivable                                                        (3,074)      (562)
         Inventories                                                                 1,869      1,756
         Other current assets                                                          (49)      (559)
         Other assets                                                                   19         (3)
         Accounts payable                                                             (269)       297
         Accrued liabilities                                                          (262)      (606)
         Customer deposits                                                             (72)      (388)
                                                                                   -------    -------
           Net cash provided by (used in) operating activities                      (1,626)       671
                                                                                   -------    -------

Cash flows from investing activities:

Expenditures for property and equipment                                               (127)      (256)
Proceeds from disposal of property and equipment, net of the effect of the sale
     of the ELSET product line                                                          15        347
Increase in customer service inventories                                              (305)      --
                                                                                   -------    -------
           Net cash provided by (used in) investing activities                        (417)        91
                                                                                   -------    -------

Cash flows from financing activities:

Borrowings and payments on line of credit, net                                        (504)    (3,916)
Bank borrowings in transit (cash overdraft)                                            513       --
Repayment of notes payable                                                            (607)      (300)
Proceeds from long-term notes                                                           29      3,299
Issuance of common stock                                                                50       --
Restricted cash                                                                     (1,584)     1,132
Repayment of notes receivable from stockholders                                        130       --
Net proceeds from sale of ELSET product line                                         3,688       --
                                                                                   -------    -------
           Net cash provided by financing activities                                 1,715        215
                                                                                   -------    -------

Net increase (decrease) in cash and cash equivalents                                  (328)       977
Cash and cash equivalents at beginning of period                                       328       --
                                                                                   -------    -------
           Cash and cash equivalents at end of period                              $  --      $   977
                                                                                   =======    =======

     The accompanying notes are an integral part of these condensed consolidated interim financial statements

          NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  Basis of Preparation

         The condensed consolidated interim balance sheet as of June 30, 2000, the condensed consolidated interim statements of operations for the three and six month periods ended June 30, 2000 and June 30, 1999, and the condensed consolidated interim statements of cash flows for the six month periods ended June 30, 2000 and June 30, 1999, have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting of normal accruals) necessary to present fairly the financial position as of June 30, 2000 and the results of operations and cash flows for all periods presented have been made.

         These condensed consolidated interim financial statements should be reviewed in conjunction with the audited consolidated annual financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the three and six month periods ended June 30, 2000, are not necessarily indicative of the operating results for any future period.

Note 2.  Revenue Recognition

         Revenue from sales of products is recognized when persuasive evidence of an arrangement exists including a fixed price to the buyer, delivery has occurred and collectibility is reasonably assured. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company is required to adopt SAB 101 in the fourth quarter of fiscal 2000. The Company believes that the adoption of this statement will not have a material impact on its financial statements.

Note 3.  Comprehensive Income

         Comprehensive income is equal to net income for the three and six month periods ended June 30, 2000 and 1999.

Note 4.  Inventories

         Inventories consist of the following (in thousands):

                                                      June 30,  December 31,

                                                       2000           1999
                                                     ------         ------

      Purchased parts and materials                  $  830         $1,656
      Work-in-process                                 1,228          1,634
      Finished goods                                     65            369
      Demonstration inventory                         1,120          1,453
                                                     ------         ------
                                                     $3,243         $5,112
                                                     ======         ======

Note 5.  Debt

         The Company has a revolving line of credit ("line") with The Provident Bank ("Provident") that allows for borrowings subject to the level of eligible accounts receivable. Borrowings are limited to a maximum of $1.5 million as a result of the Company's failure to meet certain financial covenants as of April 30, 2000. On August 11, 2000, Provident and the Company agreed to amend the original agreement which established the line of credit. The amendment provides for the following changes to the terms of the line of credit: (a) the interest rate charged on borrowings under the line is equal to Provident's prime rate plus 225 basis points, an increase of 100 points from the original rate; (b) the maturity date of all borrowings under the line is changed from March 1, 2003 to June 30, 2001; and (c) certain financial covenants are amended retroactive to April 30, 2000. With the change in covenants, the Company is in compliance with the covenants as of June 30, 2000.

         As of June 30, 2000, the Company had availability of $1.4 million under the line; the balance outstanding was $55,000. In addition, as of that same date, the Company had increased borrowings from Provident under the terms of the line in the amount of $513,000 to cover outstanding checks. Provident transferred the requested funds to the Company on the first business day in July. Borrowings under the line are secured by all the assets of the Company. Borrowings under the line are subject to compliance with certain financial covenants.

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

         The agreement between the Company and ABIG specifies that the Company meet certain financial covenants. ABIG has the right to declare the notes immediately due if the covenants are not met. As of June 30, 2000, the Company was not in compliance with the covenants. On July 19, 2000, ABIG issued a waiver for non-compliance as of June 30, 2000. In addition, on November 3, 1999, and February 10, 2000, ABIG amended and issued certain waivers to the original agreement and on April 18, 2000, granted a waiver for non-compliance.

         In conjunction with the sale of convertible notes, the Company and the investors entered into an Investors Rights Agreement. The Investors Right Agreement grants the investors, among other things, certain rights with respect to the common stock of the Company issuable upon conversion of the notes.

         The Company has a subordinated promissory note of $750,000 issued to Scitex Digital Video, Inc. ("SDV") as partial consideration for the purchase of certain assets and liabilities and the business of SDV in December 1998. Payment of the note was due in April 2000. Principal was to be paid together with interest in arrears on the unpaid principal balance at a variable rate equal to the Merrill Lynch Money Market Rate. In April 2000, the Company paid SDV $89,000 as settlement of the note. The remaining balance due, approximately $710,000, was retained by the Company for settlement of indemnification claims relating to the purchase of SDV which were identified in the period following the acquisition. The remaining funds are held in a bank account controlled by the Company. SDV is evaluating the Company's claims.

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

Note 6.  Net Income Per Share

         The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except for per share amounts):
                                                                              For the Three Months     For The Six Months
                                                                                  Ended June 30,         Ended June 30,
                                                                                2000        1999        2000       1999
                                                                            --------    --------    --------   --------
Numerator
Numerator for basic net income (loss) per share-net income (loss)           $    (98)   $   (599)   $  2,626   $    (85)
Effect of dilutive securities:

           8% convertible notes                                                 --          --           165       --
                                                                            --------    --------    --------   --------
Numerator for diluted net income (loss) per share-income available to
   stockholders after assumed conversions                                   $    (98)   $   (599)   $  2,791   $    (85)

Denominator
Denominator for basic net income (loss) per share-weighted average shares     10,190      10,123      10,163     10,123

Effect of dilutive securities:

           Employee stock options                                               --          --           867       --

           Warrants                                                             --          --            91       --

           8% convertible notes                                                 --          --           468       --
                                                                            --------    --------    --------   --------
Denominator for diluted net income (loss) per share-weighted average
   shares and assumed conversions                                             10,190      10,123      11,589     10,123

Basic net income (loss) per share                                           $  (0.01)      (0.06)   $   0.26   $  (0.01)
                                                                            ========    ========    ========   ========
Diluted net income (loss) per share                                         $  (0.01)   $  (0.06)   $   0.24   $  (0.01)
                                                                            ========    ========    ========   ========

Note 7.  Segment Information

         Management has organized the business into three market sub-segments under one industry segment which includes activities relating to development, manufacturing and marketing of digital video equipment. The chief operating decision maker relies primarily on revenue to assess market segment performance. The following table presents revenue by market (in thousands):

                  For the Three Months    For the Six Months
                          Ended                  Ended
                         June 30,               June 30,
       Market        2000      1999          2000      1999
      -------     -------   -------       -------   -------

Post-Production   $ 4,308   $ 5,009       $ 9,024   $11,612
Distribution        2,791     2,316         5,404     4,203
Other                 973     1,023         2,047     2,071
                  -------   -------       -------   -------
                  $ 8,072   $ 8,348       $16,475   $17,886
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

         The following table  summarizes the Company's  products and the primary marketplaces they address:
  -----------------------------------------------------------------------------------------------------------------
                 MARKETS / Product                                    Primary Applications
  -----------------------------------------------------------------------------------------------------------------
  POST-PRODUCTION:
  -----------------------------------------------------------------------------------------------------------------
    Digital Signal Processors
  -----------------------------------------------------------------------------------------------------------------
       8150 Digital                                         Digital switcher for on-line post-production editing
       Switcher                                             for commercials and long form television programs
  -----------------------------------------------------------------------------------------------------------------
    Digital Editors
  -----------------------------------------------------------------------------------------------------------------
       Axial(R)3000                                         Edit controller for on-line post-production editing
                                                            for commercials and long form television programs
  -----------------------------------------------------------------------------------------------------------------
       Sphere(TM)                                           Integrated non-linear editing workstation for long
                                                            and short form programs and commercials using
                                                            compressed video
  -----------------------------------------------------------------------------------------------------------------
       AFFINITY(TM)                                         Integrated non-linear workstation for long and short
                                                            form programs and commercials using multiple streams
                                                            of uncompressed video
  -----------------------------------------------------------------------------------------------------------------
   Video Digital Disk Recorders
  -----------------------------------------------------------------------------------------------------------------
       APR(TM)/Attache                                      On-line post-production editing and effects and
                                                            on-air playback of graphics for broadcast
  -----------------------------------------------------------------------------------------------------------------
       WSD(R)2Xtreme                                        Desktop computer graphics and animation production
  -----------------------------------------------------------------------------------------------------------------
  DISTRIBUTION:
  -----------------------------------------------------------------------------------------------------------------
    Digital Signal Processors
  -----------------------------------------------------------------------------------------------------------------
       Dveous(TM)and Brutus                                 Digital Video Effects systems for news and sports
  -----------------------------------------------------------------------------------------------------------------
       Axess(TM)                                            Creation and broadcast distribution of news graphics
                                                            and short video segments
  -----------------------------------------------------------------------------------------------------------------
       Abekas(R)6000                                        Multi-user digital video server for broadcast
                                                            applications
  -----------------------------------------------------------------------------------------------------------------

\
         The Company's revenues are currently derived primarily from product sales.

         The Company's gross margin has historically fluctuated from quarter to quarter. Gross margins are dependent on the mix of higher and lower-priced products having various gross margin percentages and the percentage of sales made through direct and indirect distribution channels.

Results of Operations

Three Months Ended June 30, 2000 and June 30, 1999

         The  following  table  presents the  Company's  Condensed  Consolidated
Interim  Statements of  Operations  for the three months ended June 30, 2000 and
1999 as reported (dollar amounts in thousands, except per share data):
                                                            Three Months Ended
                                                            -----------------
                                                                June 30,        Increase   (Decrease)
                                                            2000       1999      Amount     Percent
                                                           -------    -------    -------     ------
Net sales                                                  $ 8,072    $ 8,348   $ (276)       (3.3)%
Cost of sales                                                3,732      3,870     (138)       (3.6)%
                                                           -------    -------    -------     ------
Gross profit                                                 4,340      4,478     (138)       (3.1)%
Operating expenses:
  Research and development                                   1,482      1,836     (354)      (19.3)%
  Marketing and sales                                        2,100      2,339     (239)      (10.2)%
  General and administrative                                   856        840       16         1.9%
                                                           -------    -------    -------     ------
Total operating expenses                                     4,438      5,015     (577)      (11.5)%
                                                           -------    -------    -------     ------
Operating income (loss)                                        (98)      (537)     439        81.8%
Interest and other income (expenses), net                      (11)       (62)      51        82.3%
                                                           -------    -------    -------     ------
Income before  (provision for) benefit from income taxes      (109)      (599)     490        81.8%
(Provision for) benefit from income taxes                       11         --       11         N/A
                                                           -------    -------    -------     ------
Net income (loss)                                          $   (98)   $  (599)  $  501        83.6%
                                                           =======    =======    =======     ======

         The  following  table  presents the  Company's  Condensed  Consolidated
Interim  Statements of  Operations  for the three months ended June 30, 2000 and
1999, as a percentage of net sales, as reported:
                                                             Three Months Ended
                                                                  June 30,         Increase
                                                              2000        1999    (Decrease)
                                                              -----       -----     -----
Net sales                                                     100.0%      100.0%       --%
Cost of sales                                                  46.2%       46.4%     (0.2)%
                                                              -----       -----      -----
Gross margin                                                   53.8%       53.6%      0.2%
Operating expenses:
      Research and development                                 18.4%       22.0%     (3.6)%
      Marketing and sales                                      26.0%       28.0%     (2.0)%
      General and administrative                               10.6%       10.1%      0.5%
                                                              -----       -----     -----
Total operating expenses                                       55.0%       60.1%     (5.1)%
                                                              -----       -----     -----
Operating income (loss)                                        (1.2)%      (6.5)%     5.3%
Interest and other income (expenses),  net                     (0.1)%      (0.7)%     0.6%
                                                              -----       -----     -----
Income before (provision for) benefit from income taxes        (1.3)%      (7.2)%     5.9%
(Provision for) benefit from income taxes                       0.1%         --%      0.1%
                                                              -----       -----     -----
Net income (loss)                                              (1.2)%      (7.2)%     6.0%
                                                              =====       =====     =====

         Net sales. The decrease in net sales during the three months ended June 30, 2000, from levels for the same period in 1999 was primarily due to decreased sales in the post-production marketplace. Sales to countries outside North America for the three months ended June 30, 2000 and 1999, represented 40.2% and 31.9% of net sales, respectively.

         The following table presents net sales dollar volume for the three months ended June 30, 2000 and 1999, by market and related percentages of total net sales (dollar amounts in thousands):

                                          Three Months Ended
                                               June 30,
                                 2000                            1999
                                 ----                            ----
     Marketplace        Amount            Percent      Amount           Percent
     -----------        ------            -------      ------           -------

Post-Production         $4,308             53.4%       $5,009             60.0%
Distribution             2,791             34.6%        2,316             27.7%
Other                      973             12.0%        1,023             12.3%
                        ------            ------       ------            ------
                        $8,072            100.0%       $8,348            100.0%
                        ======            ======       ======            ======

         Cost of sales. Cost of sales, as a percentage of sales, was unchanged for the three months ended June 30, 2000, from levels for the three months ended June 30, 1999.

         Research and development. Research and development expenses for the three months ended June 30, 2000, decreased over levels for the same period in 1999 primarily due to the decrease in headcount which resulted from the sale of the ELSET virtual set product line in January 2000, a decrease in consultant expenses, and a reduction in project-related materials expenses.

         Marketing and sales. Marketing and sales expenses for the three months ended June 30, 2000, decreased over levels for the three months ended June 30, 1999, primarily due to decreases in headcount, commission expenses, and expenses related to demonstration equipment.

         General  and  administrative.   General  and  administrative   expenses
increased for the three months ended June 30, 2000, from levels for the same period in 1999 primarily due to increases in legal and accounting expenses.

         Interest and other income, net. Interest and other income, net, for the three months ended June 30, 2000, increased over levels for the three months ended June 30, 1999, due to an increase in interest income from interest-bearing cash accounts and notes due from directors and officers and an increase in other income.

         Provision for income taxes. For the three months ended June 30, 2000, the benefit from income taxes consists of tax expense calculated at an effective rate lower than the statutory rate of 35% due to realization of net operating loss carryforwards. For the three months ended June 30, 1999, the Company had an effective rate of 0% reflecting the Company's net operating loss carryforward position.

Results of Operations

Six Months Ended June 30, 2000 and June 30, 1999

         The  following  table  presents the  Company's  Condensed  Consolidated
Interim Statements of Operations for the six months ended June 30, 2000 and 1999 as reported (dollar amounts in thousands, except per share data):
                                                            Six Months Ended
                                                                  June 30,         Increase  (Decrease)
                                                              2000        1999      Amount     Percent
                                                          --------    --------    --------     --------
Net sales                                                 $ 16,475    $ 17,886    $ (1,411)      (7.9)%
Cost of sales                                                7,519       7,929        (410)      (5.2)%
                                                          --------    --------    --------     --------
Gross profit                                                 8,956       9,957      (1,001)     (10.1)%
Operating expenses:
  Research and development                                   3,278       3,781        (503)     (13.3)%
  Marketing and sales                                        4,336       4,439        (103)      (2.3)%
  General and administrative                                 1,509       1,647        (138)      (8.4)%
                                                          --------    --------    --------     --------
Total operating expenses                                     9,123       9,867        (744)      (7.5)%
                                                          --------    --------    --------     --------
Operating income (loss)                                       (167)         90        (257)    (285.6)%
Interest and other income (expenses), net                      (52)       (173)        121       69.9%
Sale of ELSET product line                                   2,888         --        2,888        N/A
                                                          --------    --------    --------    ---------
Income before (provision for) benefit from income taxes      2,669         (83)      2,752    3,315.7%
(Provision for) benefit from income taxes                      (43)         (2)        (41)  (2,050.0)%
                                                          --------    --------    --------    ---------
Net income (loss)                                         $  2,626    $    (85)   $  2,711    3,189.4%
                                                          ========    ========    ========    =========

         The  following  table  presents the  Company's  Condensed  Consolidated
Interim  Statements  of  Operations  for the six months  ended June 30, 2000 and
1999, as a percentage of net sales, as reported:
                                                            Six Months Ended
                                                                June 30,        Increase
                                                             2000      1999    (Decrease)
                                                             ----      ----     --------
Net sales                                                   100.0%    100.0%      -- %
Cost of sales                                                45.6%     44.3%      1.3%
                                                            ------     -----     -----
Gross margin                                                 54.4%     55.7%     (1.3)%
Operating expenses:
      Research and development                               19.9%     21.2%     (1.3)%
      Marketing and sales                                    26.3%     24.8%      1.5%
      General and administrative                              9.2%      9.2%      -- %
                                                            ------     -----     -----
Total operating expenses                                     55.4%     55.2%      0.2%
                                                            ------     -----     -----
Operating income (loss)                                      (1.0)%     0.5%     (1.5)%
Interest and other income (expenses), net                    (0.3)%    (1.0)%     0.7%
Sale of ELSET product line                                   17.5%      -- %     17.5%
                                                            ------     -----     -----
Income before (provision for) benefit from income taxes      16.2%     (0.5)%    16.7%
(Provision for) benefit from income taxes                    (0.3)%     -- %     (0.3)%
                                                            ------     -----     -----
Net income (loss)                                            15.9%     (0.5)%    16.4%
                                                            ======     =====     =====

         Net sales. The decrease in net sales during the six months ended June 30, 2000, from levels for the same period in 1999 was primarily due to decreased sales in the post-production marketplace. Sales to countries outside North America for the six months ended June 30, 2000 and 1999, represented 35.8% and 33.2% of net sales, respectively.

         The following table presents net sales dollar volume for the six months ended June 30, 2000 and 1999, by market and related percentages of total net sales (dollar amounts in thousands):

                                          Six Months Ended
                                               June 30,
                                       2000                     1999
                                       ----                     ----
       Marketplace              Amount       Percent     Amount       Percent

Post-Production                $ 9,024         54.8%    $11,612         64.9%
Distribution                     5,404         32.8%      4,203         23.5%
Other                            2,047         12.4%      2,071         11.6%
                                ------        ------     ------        ------
                               $16,475        100.0%    $17,886        100.0%
                                ======        ======     ======        ======

         Cost of sales. Cost of sales, as a percentage of sales, increased for the six months ended June 30, 2000, from levels for the six months ended June 30, 1999, as sales decreased while overall manufacturing expenses remained unchanged.

         Research and development. Research and development expenses for the six months ended June 30, 2000, decreased over levels for the same period in 1999 primarily due to the decrease in headcount which resulted from the sale of the ELSET virtual set product line in January 2000 and a decrease in consultant expenses.

         Marketing and sales. Marketing and sales expenses for the six months ended June 30, 2000, decreased over levels for the six months ended June 30, 1999, primarily due to decreases in headcount and related benefits and in expenses related to demonstration equipment.

         General and administrative. General and administrative expenses for the six months ended June 30, 2000, decreased from levels for the same period in 1999 primarily due to decreases in headcount, contract and temporary worker expenses, amortization of intangibles and the provision for bad debt.

         Interest and other income, net. Interest and other income, net, for the six months ended June 30, 2000, increased over levels for the six months ended June 30, 1999, due to an increase in interest income from interest-bearing cash accounts and notes due from directors and officers and an increase in other income.

         Provision for income taxes. For the six months ended June 30, 2000, the provision for income taxes consists of tax expense calculated at an effective rate lower than the statutory rate of 35% due to realization of net operating loss carryforwards. For the six months ended June 30, 1999, the Company had an effective rate of 0% reflecting the Company's net operating loss carryforward position.

Liquidity and Capital Resources

         Since inception, the Company has financed its operations and expenditures for property and equipment through cash generated in operations, the sale of capital stock and convertible debt, borrowings under a bank line of credit and term loans.

          As of June 30, 2000, the Company had no cash and cash equivalents. As of that same date, the Company had $513,000 of funds from its lender (see discussion of Provident Bank line of credit below) which were transferred to the Company's cash account on the first business day in July 2000.

         Operating activities used $1.6 million in net cash in the six months ended June 30, 2000 and provided $671,000 in net cash in the six months ended June 30, 1999. Net cash used by operations in the six months ended June 30, 2000, was due primarily to an increase in accounts receivable. Additionally, cash was provided by the sale of ELSET virtual set product line in January. Net cash provided by operations in the six months ended June 30, 1999, was due primarily to a decrease in inventories partially offset by an increase in accounts receivable and other current assets and a decrease in other accrued liabilities. Proceeds from the issue of long-term, senior subordinated convertible notes, together with cash provided by operating activities, were used in financing activities for the repayment of amounts borrowed previously under a line of credit.

         On February 10, 2000, the Company signed an agreement with The Provident Bank ("Provident"), an Ohio chartered bank, for a $2.0 million revolving line of credit ("line"). Provident issued an amendment to this agreement on August 11, 2000. The amendment provided for a reduction in the line to $1.5 million, an increase in the interest rate, changes in certain financial covenants, and a change in the maturity date of the loan to June 30, 2001. Interest accrues on outstanding borrowings at the bank's prime rate plus 225 basis points. The credit line is secured by all assets of the Company. Availability under the line is calculated based on eligible accounts receivable. Borrowings under the line are subject to compliance with certain financial covenants. Under the financial covenants in the original agreement, the Company was not in compliance as of April 30, 2000. With the adjustment in financial covenants specified in the August 11, 2000, amendment, the Company is in compliance with the financial covenants retroactive to April 30, 2000 and as of June 30, 2000. According to the terms of the original agreement, borrowings were limited to a maximum of $2.0 million. However, in May 2000, Provident reduced the limit to $1.5 million as a result of the Company's failure to meet certain financial covenants as of April 30, 2000. This limit was formally instituted in the August 2000 amendment. As of June 30, 2000, $55,000 in borrowings were outstanding under the line.

         On January 21, 2000, the Company and certain of its subsidiaries sold substantially all of their respective assets related to the ELSET virtual set product line ("ELSET") to IMadGINE Video Systems Marketing ("IMadGINE"), a Dutch company that is a wholly owned subsidiary of Orad Hi-Tec Systems Ltd. ("Orad"), an Israeli corporation. IMadGINE also purchased the stock of Accom's subsidiary, Accom Poland Sp. z o.o., a Polish corporation. The Company and its subsidiaries also sold certain intellectual property related to the ELSET business. The Company sold these assets in exchange for (i) $4,000,0000 in cash and (ii) a warrant to purchase 70,423 ordinary shares of Orad.

         On March 12, 1999, the Company completed a private placement of $3.5 million in senior subordinated convertible notes with a group of investors led by the American Bankers Insurance Group, Inc. ("ABIG"). The agreement between the Company and the holders of the convertible notes was amended and certain waivers granted on November 3, 1999, and February 10, 2000. Additional waivers were granted on April 18, 2000 and July 19, 2000. The notes currently have a coupon rate of 8% per year, mature in 2004, and are convertible into shares of Accom common stock at a price of $1.30 per share. Proceeds from the private placement were used to pay the balance on a revolving line of credit with LaSalle Business Credit, Inc. that was outstanding at the time the proceeds were received. The agreement between the Company and ABIG specifies that the Company meet certain financial covenants. ABIG has the right to declare the notes immediately due if the covenants are not met. As of June 30, 2000, the Company was not in compliance with the covenants. On July 19, 2000, ABIG issued a waiver for this incidence of non-compliance.

         As of June 30, 2000, the Company had $1.6 million in Restricted Cash. Restricted Cash was comprised of the following elements: (1) $350,000 in cash deposits to be "swept" into an account controlled by Provident as part of the Company's agreement with Provident to turn over all deposits received by the Company to Provident to pay down the line of credit; (2) $400,000 held in an escrow account at Provident until January 2001 to be used to satisfy any indemnification claims by IMadGINE against the Company under the purchase agreement entered into between the Company and IMadGINE in connection with the January 2000 sale to IMadGINE of the assets related to the ELSET virtual set product line; and (3) $830,000 held in an account controlled by the Company as part of an agreement between the Company and ABIG to set aside funds from the sale of ELSET to (a) pay all debt owed to Scitex Digital Video and (b) pay all transaction expenses related to the sale of ELSET.

         The Company believes that its existing cash, cash equivalents and credit facilities will be sufficient to meet its cash requirements for at least the next twelve months. The Company believes that its operating plans are reasonable and can be achieved. In the event that results from operations and cash flows generated are less than planned, the Company will reevaluate its operating plans and believes it will have the ability to delay or reduce expenditures so as to not breach the covenants of its credit facilities or require additional resources to ensure that the Company continues as a going concern at least through June 30, 2001.

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

None.


Item 3. Defaults Upon Senior Securities

None.


Item 4. Submission of Matters to a Vote of Security Holders

On June 15, 2000, the Company held its annual meeting of stockholders. At such meeting, the Company's stockholders approved the following items by the following votes:

1. The election of the following two Class 1 directors to hold office until the expiration of their respective terms and until their respective successors are duly elected and qualified

                        Nominees                For         Against     Abstain
                  -------------------------   ---------     -------     -------
                  Lionel M. Allan             9,162,165        0        30,919
                  Eugene M. Matalene, Jr.     9,162,165        0        30,919


2. Ratification of the appointment of Ernst & Young LLP as independent auditors of the Company for 2000.

                          For                   9,087,282
                          Against                  56,700
                          Abstain                  49,102

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits.

       10.1 Modification Agreement, dated August 11, 2000, between the Company and the Provident Bank.

       27.1     Financial Data Schedule (EDGAR filed version only)

(b)  Reports on Form 8-K

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

         ACCOM, INC.



         By: /s/  JUNAID SHEIKH
             ---------------------
                 (Junaid Sheikh)
         Chairman, President and Chief Executive Officer
         (Principal Executive Officer)


         By: /s/  DONALD K. McCAULEY
             ---------------------------
                  (Donald K. McCauley)
         Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)



         Date:  August 11, 2000