Form 10-Q
period 2000-09-30
ACCOM INC
filed 2000-11-14
CIK 949335

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Quarter Ended September 30, 2000

                                       or

[.] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


As of November 3, 2000, 10,198,277 shares of the Registrant's common stock, $0.001 par value, were outstanding.

                                   ACCOM, INC.

               FORM 10-Q For the Quarter Ended September 30, 2000

                                      INDEX
                                                                                       Page
               Facing sheet                                                              1

               Index                                                                     2

Part I.        Financial Information (unaudited)

Item 1.        a)  Condensed  consolidated interim balance sheets at September
                   30, 2000 and December 31,1999                                         3

               b)  Condensed consolidated interim statements of operations for the three and nine month periods ended September 30, 2000
                   and September 30, 1999                                                4


               c)  Condensed consolidated interim statements of cash flows for the nine month periods ended September 30, 2000 and September
                   30, 1999                                                              5


               d)  Notes to condensed consolidated interim financial statements          6

Item 2.        Management's Discussion and  Analysis of Financial Condition  and
               Results of Operations                                                    10

Item 3         Quantitative and Qualitative Disclosures About Market Risks              16

Part II.       Other Information                                                        17

Item 1         Legal Proceedings                                                        17

Item 2         Changes in Securities and Use of Proceeds                                17

Item 3         Defaults Upon Senior Securities                                          17

Item 4         Submission of Matters to a Vote of Security Holders                      17

Item 5         Other Information                                                        17

Item 6         Exhibits and Reports on Form 8-K                                         17

               Signature                                                                18

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                   ACCOM, INC.
                  CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS
                      (In thousands, except per share data)
                                                                          As of
                                                                        -----------
                                                                  September 30, December 31,
                                                                      2000          1999
                                                                    --------      --------
                                                                  (Unaudited)      (Note)
                                    Assets
Current assets:
     Cash and cash equivalents                                      $  1,508      $    328
     Accounts receivable, net                                          3,420         1,616
     Inventories                                                       4,863         5,112
     Other current assets                                                596           580
                                                                    --------      --------
         Total current assets                                         10,387         7,636
Property and equipment, net                                            1,607         2,343
Intangibles, net                                                       1,684         1,986
Restricted cash                                                        1,489          --
Other assets                                                              74            70
                                                                    --------      --------
         Total assets                                               $ 15,241      $ 12,035
                                                                    ========      ========

                     Liabilities and Stockholders' Equity
Current liabilities:
     Bank borrowings - line of credit                               $   --        $    559
     Current portion of notes payable                                    708         1,315
     Accounts  payable                                                 3,801         2,560
     Accrued liabilities                                               2,477         2,037
     Customer deposits                                                   845           965
                                                                    --------      --------
         Total current liabilities                                     7,831         7,436
Long-term portion of notes payable                                     3,304         3,261
Stockholders' equity:
     Common stock, $0.001 par value; 40,000 shares authorized;
       10,196 and 10,133 shares issued and outstanding on
       September 30, 2000 and December 31, 1999, respectively         24,251        24,201
     Notes receivable from stockholders                                 (500)         (630)
     Accumulated deficit                                             (19,645)      (22,233)
                                                                    --------      --------
         Total stockholders' equity                                    4,106         1,338
                                                                    --------      --------

         Total liabilities and stockholders' equity                 $ 15,241      $ 12,035
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

                                   ACCOM, INC.
             CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)
                                                 Three Months Ended          Nine Months Ended
                                               ----------------------      ----------------------
                                                    September 30,              September 30,
                                               ----------------------      ----------------------
                                                 2000          1999          2000         1999
                                               --------      --------      --------      --------
Net sales                                      $  8,786      $  8,768      $ 25,261      $ 26,654
Cost of sales                                     4,043         4,233        11,562        12,162
                                               --------      --------      --------      --------
Gross profit                                      4,743         4,535        13,699        14,492
                                               --------      --------      --------      --------
Operating expenses:
     Research and development                     1,673         1,959         4,951         5,740
     Marketing and sales                          2,343         2,465         6,679         6,904
     General and administrative                     691           783         2,200         2,430
                                               --------      --------      --------      --------
Total operating expenses                          4,707         5,207        13,830        15,074
                                               --------      --------      --------      --------
Operating income (loss)                              36          (672)         (131)         (582)
      Interest and other income
       (expenses), net                              (50)         (141)         (102)         (314)
      Sale of ELSET product line                   --            --           2,888          --
                                               --------      --------      --------      --------
Income before provision for
     income taxes                                   (14)         (813)        2,655          (896)
Provision for income taxes                           (3)         --             (46)           (2)
                                               --------      --------      --------      --------
Net income (loss)                              $    (17)     $   (813)     $  2,609      $   (898)
                                               ========      ========      ========      ========
Net income (loss) per share - basic            $  (0.00)     $  (0.08)     $   0.26      $  (0.09)
                                               ========      ========      ========      ========
Net income (loss) per share - diluted          $  (0.00)     $  (0.08)     $   0.21      $  (0.09)
                                               ========      ========      ========      ========
Shares used in computation of net
     income (loss) per share - basic             10,196        10,123        10,174        10,123
                                               ========      ========      ========      ========
Shares used in computation of net
     income (loss) per share - diluted           10,196        10,123        13,575        10,123
                                               ========      ========      ========      ========

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

                                   ACCOM, INC.
             CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                                                                       Nine Months Ended
                                                                                     --------------------
                                                                                         September 30,
                                                                                     --------------------
                                                                                      2000         1999
                                                                                     -------      -------
Cash flows from operating activities:

Net income (loss)                                                                    $ 2,609      $  (898)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
     Depreciation and amortization                                                       720        1,190
     Gain on sale of ELSET product line                                               (2,888)        --
     Changes in operating assets and liabilities,  net of the effect of the sale of the ELSET product line:

         Accounts receivable                                                          (1,804)         (28)
         Inventories                                                                     780          760
         Other current assets                                                            (16)        (641)
         Other assets                                                                     (4)           7
         Accounts payable                                                              1,241        1,190
         Accrued liabilities                                                             (59)        (725)
         Customer deposits                                                              (120)        (268)
                                                                                     -------      -------
           Net cash provided by operating activities                                     459          587
                                                                                     -------      -------

Cash flows from investing activities:

Expenditures for property and equipment                                                 (292)        (416)
Proceeds from disposal of property and equipment, net of the effect of the sale
     of the ELSET product line                                                           (29)         570
                                                                                     -------      -------
           Net cash provided by (used in) investing activities                          (321)         154
                                                                                     -------      -------

Cash flows from financing activities:

Borrowings and payments on line of credit, net                                          (559)      (3,916)
Repayment of notes payable                                                              (607)        (750)
Proceeds from long-term notes                                                             43        3,310
Issuance of common stock                                                                  50         --
Restricted cash                                                                       (1,489)       1,132
Repayment of notes receivable from stockholders                                          130         --
Net proceeds from sale of ELSET product line                                           3,474         --
                                                                                     -------      -------
           Net cash provided by (used in) financing activities                         1,042         (224)
                                                                                     -------      -------

Net increase in cash and cash equivalents                                              1,180          517
Cash and cash equivalents at beginning of period                                         328         --
                                                                                     -------      -------
           Cash and cash equivalents at end of period                                $ 1,508      $   517
                                                                                     =======      =======

Supplemental disclosure of cash flow information

Noncash investing activity:

Customer service inventory decrease                                                  $   531      $   --
                                                                                     =======      =======

     The accompanying notes are an integral part of these condensed consolidated interim financial statements

          NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  Basis of Preparation

         The condensed consolidated interim balance sheet as of September 30, 2000, the condensed consolidated interim statements of operations for the three and nine month periods ended September 30, 2000 and September 30, 1999, and the condensed consolidated interim statements of cash flows for the nine month periods ended September 30, 2000 and September 30, 1999, have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting of normal accruals) necessary to present fairly the financial position as of September 30, 2000, and the results of operations and cash flows for all periods presented have been made.

         These condensed consolidated interim financial statements should be reviewed in conjunction with the audited consolidated annual financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the three and nine month periods ended September 30, 2000, are not necessarily indicative of the operating results for any future period.

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

Note 3.  Comprehensive Income

         Comprehensive income is equal to net income for the three and nine month periods ended September 30, 2000 and 1999.

Note 4.  Inventories

         Inventories consist of the following (in thousands):

                                              September 30,  December 31,

                                                  2000          1999
                                                 ------        ------

Purchased parts and materials                    $  737        $1,656
Work-in-process                                   2,088         1,634
Finished goods                                      165           369
Demonstration inventory                           1,873         1,453
                                                 ------        ------
                                                 $4,863        $5,112
                                                 ======        ======

Note 5.  Debt

         The Company has a revolving line of credit ("line") with The Provident Bank ("Provident") that allows for borrowings subject to the level of eligible accounts receivable. Borrowings are limited to a maximum of $1.5 million as a result of the Company's failure to meet certain financial covenants as of April 30, 2000. On August 11, 2000, Provident and the Company agreed to amend the original agreement which established the line of credit. The amendment provides for the following changes to the terms of the line of credit: (a) the interest rate charged on borrowings under the line is equal to Provident's prime rate plus 225 basis points, an increase of 100 basis points from the original rate;
(b) the maturity date of all borrowings under the line is changed from March 1, 2003 to June 30, 2001; and (c) certain financial covenants are amended retroactive to April 30, 2000. With the change in covenants, the Company was in compliance with the covenants as of June 30, 2000.

         As of September 30, 2000, the Company had availability of $1.5 million under the line. In addition, the Company had $1.3 million invested with Provident in the form of deposits remitted to Provident in excess of outstanding borrowings. There were no outstanding borrowings at September 30, 2000. Borrowings under the line are secured by all the assets of the Company.
Borrowings under the line are subject to compliance with certain financial covenants. As of September 30, 2000, the Company was not in compliance with a certain financial covenant. Provident issued a waiver on October 26, 2000, remedying the violation of this covenant. This waiver related to the September 30, 2000, covenant violation and not beyond.

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

         The agreement between the Company and ABIG specifies that the Company meet certain financial covenants. ABIG has the right to declare the notes immediately due if the covenants are not met. As of September 30, 2000, the Company was not in compliance with the covenants. On October 25, 2000, ABIG issued a waiver for non-compliance as of September 30, 2000. This waiver related to the September 30, 2000, covenant violation and not beyond. In addition, on November 3, 1999, and February 10, 2000, ABIG amended and issued certain waivers to the original agreement and on April 18, 2000 and July 19, 2000, granted waivers for non-compliance.

         In conjunction with the sale of convertible notes, the Company and the investors entered into an Investors Rights Agreement. The Investors Right Agreement grants the investors, among other things, certain rights with respect to the common stock of the Company issuable upon conversion of the notes.

         The Company has a subordinated promissory note of $750,000 issued to Scitex Digital Video, Inc. ("SDV") as partial consideration for the purchase of certain assets and liabilities and the business of SDV in December 1998. Payment of the note was due in April 2000. Principal was to be paid together with interest in arrears on the unpaid principal balance at a variable rate equal to the Merrill Lynch Money Market Rate. In April 2000, the Company paid SDV $89,000 as settlement of the note. The remaining balance due, approximately $710,000, was retained by the Company for settlement of indemnification claims relating to the purchase of SDV which were identified in the period following the acquisition. The remaining funds are held in a bank account controlled by the Company. SDV and the Company are negotiating settlement of the Company's claims.

         A second note in the amount of $1,315,000 was issued to Scitex Digital Video, Inc. as partial consideration for the purchase of certain assets and liabilities and the business of SDV in December 1998. In 1999, the Company made payments of $700,000 against the principal of this note. During the quarter ended March 31, 2000, the Company paid off this note by issuing payments to SDV of $587,000, consisting of $565,000 in payments of principal and $22,000 in payments of interest

Note 6.  Net Income (Loss) Per Share

         The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except for per share amounts):
                                                                               For the Three Months       For The Nine Months
                                                                              ----------------------      ---------------------
                                                                                Ended September 30,        Ended September 30,
                                                                              ----------------------      ---------------------
                                                                                2000          1999          2000         1999
                                                                              --------      --------      --------     --------
Numerator

Numerator for basic net income (loss) per share-net income (loss)             $    (17)     $   (813)     $  2,609     $   (898)
Effect of dilutive securities:
           8% convertible notes                                                   --            --             248     $   --
                                                                              --------      --------      --------     --------
Numerator for diluted net income (loss) per share-income available to
   stockholders after assumed conversions                                     $    (17)     $   (813)     $  2,857     $   (898)

Denominator

Denominator for basic net income (loss) per share-weighted average shares       10,196        10,123        10,174       10,123
Effect of dilutive securities:
           Employee stock options                                                 --            --             651         --
           Warrants                                                               --            --              58         --
           8% convertible notes                                                   --            --           2,692         --
                                                                              --------      --------      --------     --------
Denominator for diluted net income (loss) per share-weighted average
   shares and assumed conversions                                               10,196        10,123        13,575       10,123

Basic net income (loss) per share                                             $  (0.00)     $  (0.08)     $   0.26        (0.09)
                                                                              ========      ========      ========     ========
Diluted net income (loss) per share                                           $  (0.00)     $  (0.08)     $   0.21     $  (0.09)
                                                                              ========      ========      ========     ========

         The net income per share on a diluted  basis for the nine months  ended
September  30,  2000,  is based upon an  adjusted  calculation  of the number of shares to be issued in  connection  with the  Company's  8% senior  subordinated convertible  notes issued in March 1999. The calculation of net income per share on a diluted  basis for the three months  ended March 31, 2000,  and for the six months ended June 30, 2000 has been adjusted.  The following  table compares the net income per share  calculation as previously  reported  ("Previous")  for the three months  ended March 31,  2000,  and for the six months ended June 30, 2000 and the net income  per share  calculation  using the  adjusted  calculation  of shares  as  reported  for the nine  months  ending  September  30,  2000,  above
("Current") (All numbers in thousands, except for per share amounts):
                                                                            For the Three Months    For The Six Months
                                                                            --------------------    -------------------
                                                                            Ended March 31, 2000    Ended June 30, 2000
                                                                            --------------------    -------------------
                                                                             Previous     Current    Previous    Current
                                                                             --------     -------    --------    -------
Numerator
Numerator for basic net income per share-net income                          $ 2,724     $ 2,724     $ 2,626     $ 2,626

Effect of dilutive securities:
           8% convertible notes                                                   83          83         165         165
                                                                             -------     -------     -------     -------
Numerator for diluted net income per share-income available to
   stockholders after assumed conversions                                    $ 2,807     $ 2,807     $ 2,791     $ 2,791

Denominator

Denominator for basic net income per share-weighted average shares            10,136      10,136      10,163      10,163
Effect of dilutive securities:
           Employee stock options                                                749         749         867         867
           Warrants                                                               72          72          91          91
           8% convertible notes                                                  199       2,692         468       2,692
                                                                             -------     -------     -------     -------
Denominator for diluted net income per share-weighted average shares and
   assumed conversions                                                        11,156      13,649      11,589      13,813

Basic net income per share                                                   $  0.27     $  0.27     $  0.26     $  0.26
                                                                             =======     =======     =======     =======
Diluted net income per share                                                 $  0.25     $  0.21     $  0.24     $  0.20
                                                                             =======     =======     =======     =======

Note 7.  Segment Information

         Management has organized the business into three market sub-segments under one industry segment which includes activities relating to development, manufacturing and marketing of digital video equipment. The chief operating decision maker relies primarily on revenue to assess market segment performance. The following table presents revenue by market (in thousands):

                           For the Three Months          For the Nine Months
                          ----------------------        ----------------------
                                  Ended                         Ended
                                  -----                         -----
                               September 30,                 September 30,
                          ----------------------        ----------------------
         Market             2000          1999           2000           1999
     ---------------      -------        -------        -------        -------

     Post-Production      $ 4,048        $ 4,522        $13,072        $16,135
     Distribution           3,654          2,897          9,058          7,100
     Other                  1,084          1,349          3,131          3,419
                          -------        -------        -------        -------
                          $ 8,786        $ 8,768        $25,261        $26,654
                          =======        =======        =======        =======

         Substantially all of the Company's assets are in the United States. All sales to external customers are accepted and approved in the United States.

Note 8.  Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board ("FASB") issued statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and for Hedging Activities" ("SFAS 133") which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. In June 1999, FASB issued Financial Accounting Standards No. 137 which deferred the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. The adoption of SFAS 133 is not anticipated to have an impact on the Company's results of operations or financial condition as the Company holds no derivative financial instruments and does not currently engage in hedging activities.

         In March 2000, the FASB issued Interpretation No. 44 ("FIN44"), "Accounting for Certain Transactions Involving Stock Compensation-An Interpretation of APB 25." This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The adoption of FIN 44 does not have a material impact on the Company's financial statements.

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

         The Company's revenues are currently derived primarily from product sales. Additional revenues are derived primarily from customer service sales. Customer service revenues are represented herein in the "Other" market.

         The Company's gross margin has historically fluctuated from quarter to quarter. Gross margins are dependent on the mix of higher and lower-priced products having various gross margin percentages and the percentage of sales made through direct and indirect distribution channels.

Results of Operations

Three Months Ended September 30, 2000 and September 30, 1999

         The  following  table  presents the  Company's  Condensed  Consolidated
Interim  Statements of Operations for the three months ended  September 30, 2000 and 1999 as reported (dollar amounts in thousands):
                                                   Three Months Ended
                                                   ------------------
                                                       September 30,     Increase (Decrease)
                                                       -------------     ------------------
                                                     2000        1999     Amount      Percent
                                                  ----------- ---------- ---------- ------------
Net sales                                         $ 8,786    $  8,768   $     18         0.2 %
Cost of sales                                       4,043       4,233       (190)       (4.5)%
                                                  ----------- ---------- ---------- ------------
Gross profit                                        4,743       4,535        208         4.6 %
Operating expenses:
  Research and development                          1,673       1,959       (286)      (14.6)%
  Marketing and sales                               2,343       2,465       (122)       (4.9)%
  General and administrative                          691         783        (92)      (11.7)%
                                                  ----------- ---------- ---------- ------------
Total operating expenses                            4,707       5,207       (500)       (9.6)%
                                                  ----------- ---------- ---------- ------------
Operating income (loss)                                36        (672)       708       105.4 %
Interest and other income (expenses), net             (50)       (141)        91        64.5 %
                                                  ----------- ---------- ---------- ------------
Loss before provision for income taxes                (14)       (813)       799        98.3 %
Provision for income taxes                             (3)          -         (3)        N/A
                                                  ----------- ---------- ---------- ------------
Net loss                                          $   (17)      $(813)   $   796        97.9 %
                                                  =========== ========== ========== ============


         The following table presents the Company's Condensed Consolidated Interim Statements of Operations for the three months ended September 30, 2000 and 1999, as a percentage of net sales, as reported:

                                              Three Months Ended
                                              ------------------
                                                 September 30,         Increase
                                                 -------------         --------
                                             2000            1999     (Decrease)
                                             ----            ----     ----------

Net sales                                   100.0%         100.0 %          -  %
Cost of sales                                46.0%          48.3 %        (2.3)%
                                           -------         ------      --------
Gross margin                                 54.0 %         51.7 %         2.3 %
Operating expenses:
  Research and development                   19.0 %         22.4 %        (3.4)%
  Marketing and sales                        26.7 %         28.1 %        (1.4)%
  General and administrative                  7.9 %          8.9 %        (1.0)%
                                           -------         ------      --------
Total operating expenses                     59.4 %         53.6 %        (5.8)%
                                           -------         ------      --------
Operating income (loss)                       0.4 %         (7.7)%         8.1 %
Interest and other income (expenses), net    (0.6)%         (1.6)%         1.0 %
                                           -------         ------      --------
Income before provision for income taxes     (0.2)%         (9.3)%         9.1 %
Provision for income taxes                      - %           -  %          -  %
                                           -------         ------      --------
Net loss                                     (0.2)%         (9.3)%         9.1 %
                                           =======         ======      ========

         Net sales. Net sales during the three months ended September 30, 2000, were unchanged from levels for the same period in 1999. Increased sales in the distribution marketplace were offset by decreased sales in the post-production marketplace and decreased customer service revenues. Sales to countries outside North America for the three months ended September 30, 2000 and 1999, represented 31.5% and 32.5% of net sales, respectively.

         The following table presents net sales dollar volume for the three months ended September 30, 2000 and 1999, by market and related percentages of total net sales (dollar amounts in thousands):

                                     Three Months Ended
                                     ------------------
                                        September 30,
                                        -------------
                                2000                             1999
                                ----                             ----
    Marketplace         Amount        Percent             Amount        Percent
    -----------         ------        -------             ------        -------
Post-Production     $    4,048          46.1%         $    4,522           51.6%
Distribution             3,654          41.6%              2,897           33.0%
Other                    1,084          12.3%              1,349           15.4%
                    --------------------------       ---------------------------
                    $    8,786         100.0%         $    8,768          100.0%
                    ==========================       ===========================

         Cost of sales. Cost of sales, as a percentage of sales, decreased for the three months ended September 30, 2000, from levels for the three months ended September 30, 1999, as a result primarily of improved profit margins in the nonlinear editor product line.

         Research and development. Research and development expenses for the three months ended September 30, 2000, decreased over levels for the same period in 1999 primarily due to the decrease in headcount which resulted from the sale of the ELSET virtual set product line in January 2000 and a decrease in consultant expenses.

         Marketing and sales. Marketing and sales expenses for the three months ended September 30, 2000, decreased over levels for the three months ended September 30, 1999, primarily due to decreases in headcount and related overhead expenses.

         General  and  administrative.   General  and  administrative   expenses
decreased for the three months ended September 30, 2000, from levels for the same period in 1999 primarily due to a reduction in the provision for bad debt.

         Interest and other income, net. Interest and other income, net, for the three months ended September 30, 2000, increased over levels for the three months ended September 30, 1999, due to an increase in interest income from interest-bearing cash accounts and a note due from an officer and a decrease in interest expense resulting from reduced levels of debt.

         Provision for income taxes. For the three months ended September 30, 2000, the provision for income taxes consists of tax expense calculated at an effective rate lower than the statutory rate of 35% due to realization of net operating losses to be carried forward. For the three months ended September 30, 1999, the Company had an effective rate of 0% reflecting the Company's net operating losses to be carried forward.

Results of Operations

Nine Months Ended September 30, 2000 and September 30, 1999

         The  following  table  presents the  Company's  Condensed  Consolidated
Interim  Statements of Operations  for the nine months ended  September 30, 2000 and 1999 as reported (dollar amounts in thousands):
                                                     Nine Months Ended
                                                       September 30,                 Increase (Decrease)
                                                 -------------------------         ------------------------
                                                   2000             1999            Amount          Percent
                                                 --------         --------         --------         -------
Net sales                                        $ 25,261         $ 26,654         $ (1,393)         (5.2)%
Cost of sales                                      11,562           12,162             (600)         (4.9)%
                                                 --------         --------         --------         -------
Gross profit                                       13,699           14,492             (793)         (5.5)%
Operating expenses:
  Research and development                          4,951            5,740             (789)        (13.7)%
  Marketing and sales                               6,679            6,904             (225)         (3.3)%
  General and administrative                        2,200            2,430             (230)         (9.5)%
                                                 --------         --------         --------         -------
Total operating expenses                           13,830           15,074           (1,244)         (8.3)%
                                                 --------         --------         --------         -------
Operating loss                                       (131)            (582)             451          77.5 %
Interest and other income (expenses), net            (102)            (314)             212          67.5 %
Sale of ELSET product line                          2,888             --              2,888            N/A
                                                 --------         --------         --------         -------
Income before provision for income taxes            2,655             (896)           3,551         396.3 %
Provision for income taxes                            (46)              (2)             (44)     (2,200.0)%
                                                 --------         --------         --------         -------
Net income (loss)                                $  2,609         $   (898)        $  3,507         390.5 %
                                                 ========         ========         ========         =======

         The following table presents the Company's Condensed Consolidated Interim Statements of Operations for the nine months ended September 30, 2000 and 1999, as a percentage of net sales, as reported:

                                                Nine Months Ended
                                             -----------------------
                                                   September 30,      Increase
                                             -----------------------  --------
                                                  2000       1999    (Decrease)
                                             ------------  ---------  --------
Net sales                                       100.0 %     100.0 %       -  %
Cost of sales                                    45.8 %      45.6 %      0.2 %
                                             ------------  ---------  --------
Gross margin                                     54.2 %      54.4 %     (0.2)%
Operating expenses:
  Research and development                       19.6 %      21.6 %     (2.0)%
  Marketing and sales                            26.4 %      25.9 %      0.5 %
  General and administrative                      8.7 %       9.1 %     (0.4)%
                                             ------------  ---------  --------
Total operating expenses                         54.7 %      56.6 %     (1.9)%
                                             ------------  ---------  --------
Operating loss                                   (0.5)%      (2.2)%      1.7 %
Interest and other income (expenses),  net       (0.4)%      (1.2)%      0.8 %
Sale of ELSET product line                       11.4 %       -   %     11.4 %
                                             ------------  ---------  --------
Income before provision for income taxes         10.5 %      (3.4)%     13.9 %
Provision for income taxes                       (0.2)%       -   %    ( 0.2)%
                                             ------------  ---------  --------
Net income (loss)                                10.3 %      (3.4)%     13.7 %
                                             ============  =========  ========


         Net sales. The decrease in net sales during the nine months ended September 30, 2000, from levels for the same period in 1999 was primarily due to decreased sales in the post-production marketplace. Sales to countries outside North America for the nine months ended September 30, 2000 and 1999, represented 34.3% and 33.0% of net sales, respectively.

         The following table presents net sales dollar volume for the nine months ended September 30, 2000 and 1999, by market and related percentages of total net sales (dollar amounts in thousands):

                                         Nine Months Ended
                                         -----------------
                                           September 30,
                                           -------------
                               2000                             1999
                               ----                             ----
    Marketplace       Amount          Percent          Amount           Percent
    -----------    -------------    ------------    -------------     ----------
Post-Production     $ 13,072          51.7%         $   16,135           60.6%
Distribution           9,058          35.9%              7,100           26.6%
Other                  3,131          12.4%              3,419           12.8%
                   -----------------------------    ----------------------------
                    $  25,261        100.0%         $   26,654          100.0%
                   =============================    ============================

         Cost of sales. Cost of sales, as a percentage of sales, increased for the nine months ended September 30, 2000, from levels for the nine months ended September 30, 1999, as sales decreased while overall manufacturing expenses remained unchanged.

         Research and development. Research and development expenses for the nine months ended September 30, 2000, decreased over levels for the same period in 1999 primarily due to the decrease in headcount which resulted from the sale of the ELSET virtual set product line in January 2000 and a decrease in consultant expenses.

         Marketing and sales. Marketing and sales expenses for the nine months ended September 30, 2000, decreased over levels for the nine months ended September 30, 1999, primarily due to decreases in headcount and related overhead expenses and decreases in expenses related to demonstration equipment.

         General and administrative. General and administrative expenses for the nine months ended September 30, 2000, decreased from levels for the same period in 1999 primarily due to decreases in contract and temporary worker expenses, amortization of intangibles and the provision for bad debt.

         Interest and other income, net. Interest and other income, net, for the nine months ended September 30, 2000, increased over levels for the nine months ended September 30, 1999, due to an increase in interest income from interest-bearing cash accounts and notes due from directors and officers, a decrease in interest expense resulting from reduced levels of debt, and an increase in other income.

         Provision for income taxes. For the nine months ended September 30, 2000, the provision for income taxes consists of tax expense calculated at an effective rate lower than the statutory rate of 35% due to realization of net operating losses to be carried forward. For the nine months ended September 30, 1999, the Company had an effective rate of 0% reflecting the Company's net operating losses to be carried forward.

         Liquidity and Capital Resources

         Since inception, the Company has financed its operations and expenditures for property and equipment through cash generated in operations, the sale of capital stock and convertible debt, borrowings under a bank line of credit and term loans.

          As of September 30, 2000, the Company had $1.5 million in cash and cash equivalents. In addition, the Company had $320,000 in Restricted Cash (see below) which consisted of excess deposits in transit from the Company to its lender which were to be invested on behalf of the Company.

         Operating activities provided $459,000 in net cash in the nine months ended September 30, 2000 and provided $587,000 in net cash in the nine months ended September 30, 1999. Net cash provided by operations in the nine months ended September 30, 2000, was due primarily to an increase in accounts payable. Additionally, cash was provided by the sale of ELSET virtual set product line in January. Net cash provided by operations in the nine months ended September 30, 1999, was due primarily to a decrease in inventories and an increase in accounts payable partially offset by an increase in other current assets and a decrease in other accrued liabilities. Proceeds from the issue of long-term, senior subordinated convertible notes, together with cash provided by operating activities, were used in financing activities for the repayment of amounts borrowed previously under a line of credit as well as the repayment of notes payable incurred as part of the Scitex Digital Video acquisition in December 1999.

         On February 10, 2000, the Company signed an agreement with The Provident Bank ("Provident"), an Ohio chartered bank, for a $2.0 million revolving line of credit ("line"). Provident issued an amendment to this agreement on August 11, 2000. The amendment provided for a reduction in the line to $1.5 million, an increase in the interest rate, changes in certain financial covenants, and a change in the maturity date of the loan to June 30, 2001. Interest accrues on outstanding borrowings at the bank's prime rate plus 225 basis points. The credit line is secured by all assets of the Company. Availability under the line is calculated based on eligible accounts receivable. Borrowings under the line are subject to compliance with certain financial covenants. As of September 30, 2000, the Company was not in compliance with a financial covenant. On October 26, 2000, Provident issued a waiver remedying the violation of this covenant. This waiver related to the September 30, 2000, covenant violation and not beyond. Additionally, under the financial covenants in the original agreement, the Company was not in compliance as of April 30, 2000. With the adjustment in financial covenants specified in the August 11, 2000, amendment, the Company was in compliance with the financial covenants retroactive to April 30, 2000 and as of June 30, 2000. According to the terms of the original agreement, borrowings were limited to a maximum of $2.0 million. However, in May 2000, Provident reduced the limit to $1.5 million as a result of the Company's failure to meet certain financial covenants as of April 30, 2000. This limit was formally instituted in the August 2000 amendment. As of September 30, 2000, there were no borrowings outstanding under the line.

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

         On March 12, 1999, the Company completed a private placement of $3.5 million in senior subordinated convertible notes with a group of investors led by the American Bankers Insurance Group, Inc. ("ABIG"). The agreement between the Company and the holders of the convertible notes was amended and certain waivers granted on November 3, 1999, and February 10, 2000. Additional waivers were granted on April 18, 2000 and July 19, 2000. The notes currently have a coupon rate of 8% per year, mature in 2004, and are convertible into shares of Accom common stock at a price of $1.30 per share. Proceeds from the private placement were used to pay the balance on a revolving line of credit with LaSalle Business Credit, Inc. that was outstanding at the time the proceeds were received. The agreement between the Company and ABIG specifies that the Company meet certain financial covenants. ABIG has the right to declare the notes immediately due if the covenants are not met. As of September 30, 2000, the Company was not in compliance with the covenants. On October 25, 2000, ABIG issued a waiver for this incidence of non-compliance. This waiver related to the September 30, 2000, covenant violation and not beyond.

         As of September 30, 2000, the Company had $1.5 million in Restricted Cash. Restricted Cash was comprised of the following elements: (1) $320,000 in cash deposits to be "swept" into an account controlled by Provident as part of the Company's agreement with Provident to turn over all deposits received by the Company to Provident to pay down the line of credit; (2) $400,000 held in an escrow account at Provident until January 2001 to be used to satisfy any indemnification claims by IMadGINE against the Company under the purchase agreement entered into between the Company and IMadGINE in connection with the January 2000 sale to IMadGINE of the assets related to the ELSET virtual set product line; and (3) $750,000 held in an account controlled by the Company as part of an agreement between the Company and ABIG to set aside funds from the sale of ELSET to (a) pay all debt owed to Scitex Digital Video and (b) pay all transaction expenses related to the sale of ELSET.

         The Company believes that its existing cash, cash equivalents and credit facilities will be sufficient to meet its cash requirements for at least the next twelve months. The Company believes that its operating plans are reasonable and can be achieved. In the event that results from operations and cash flows generated are less than planned, the Company will reevaluate its operating plans and believes it will have the ability to delay or reduce expenditures so as to not breach the covenants of its credit facilities or require additional resources to ensure that the Company continues as a going concern at least through September 30, 2001.

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



         Date:  November 13, 2000