Form 10-K
period 2000-12-31
ACCOM INC
filed 2001-04-02
CIK 949335

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------
                                    Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Year Ended December 31, 2000 or

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

         The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $ 1,428,000 as of March 15, 2001, based upon the closing sale price on the Over-the-Counter (OTC) Bulletin Board reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% of more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         There were 10,198,277 shares of Registrant's Common Stock issued and outstanding as of March 15, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Information required under Part III will be filed not later than 120 days after the end of the fiscal year covered by this Form 10-K as part of the Registrant's Proxy Statement for its annual meeting of stockholders.

         "Accom," "Abekas," "Axial," "DveousFX," "Stratasphere," and "WSD" are some of the registered trademarks of the Company, and all of the Company's other product names are trademarks of the Company. This Report also includes trademarks of companies other than Accom, Inc. Unless the context indicates otherwise, reference in this Report to the "Company" and "Accom" refers to Accom, Inc. and its consolidated subsidiaries.

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

         The Company provides innovative products that cost-effectively meet the needs of professional content creators and broadcasters in real time video post-production and distribution. The Company's current products include integrated nonlinear editing workstations, on-line video editing systems, digital video effects systems, digital switchers and digital video disk recorders used during the content creation and post-production processes, and networked still image and video clip storage systems and digital video servers used by broadcasters in the distribution process.

         The following table summarizes the Company's key products:

- --------------------------------------------------------------------------------
           Product                               Primary Applications
- --------------------------------------------------------------------------------
    Digital Signal Processors
- --------------------------------------------------------------------------------
    Dveous(TM)and Brutus            Digital Video Effects  systems for news and
                                    sports
- --------------------------------------------------------------------------------
    8150 Switcher                   Digital switcher for on-line post-production
                                    editing for commercials and long form
                                    television programs
- --------------------------------------------------------------------------------
    Digital Editors
- --------------------------------------------------------------------------------
    Axial(R)3000                    Edit controller for on-line  post-production
                                    editing  for   commercials   and  long  form
                                    television programs
- --------------------------------------------------------------------------------
    AFFINITY(TM)                    Integrated  nonlinear  editing  work station
                                    for  long  and  short  form   programs   and
                                    commercials   using   multiple   streams  of
                                    uncompressed video
- --------------------------------------------------------------------------------
    Video Digital Disk Recorders
- --------------------------------------------------------------------------------
    APR(TM)/Attache                 On-line  post-production editing and effects
                                    and  on-air   playback   of   graphics   for
                                    broadcast
- --------------------------------------------------------------------------------
    WSD(R)/2Xtreme                  Desktop  computer   graphics  and  animation
                                    production
- --------------------------------------------------------------------------------
    WSD(R)/HD                       High    definition     computer    graphics,
                                    animation, editing, and production. Supports
                                    both  standard  definition  and the industry
                                    standard high definition formats.
- --------------------------------------------------------------------------------
    Axess(TM)                       Creation and broadcast  distribution of news
                                    graphics and short video segments
- --------------------------------------------------------------------------------
    Abekas(R)6000                   Multi-user    digital   video   server   for
                                    broadcast applications
- --------------------------------------------------------------------------------

         The Company's strategy is to leverage its established position in the broadcast and professional segment of the video post-production market to develop innovative products and market them to the post-production and distribution segments. Additionally, the Company continues to pursue its strategy of first developing and marketing full-featured systems to prove technological feasibility and market acceptance and then designing lower-priced products with reduced feature sets to appeal to a broader base of customers.

         The Company sells its products through a combination of its direct sales force and indirect distribution channels. On December 10, 1998, the Company acquired substantially all of the assets and certain liabilities of Scitex Digital Video, Inc. and certain of its affiliates, as part of the Company's strategy to broaden its product line and to grow the Company. The acquired assets included Scitex Digital Video's business of developing, manufacturing, marketing and selling digital video manipulation equipment and nonlinear editing workstations for the video industry. The products that were acquired in such transaction are described in the Section entitled "Products" below.

          On January 21, 2000, Accom and certain of its subsidiaries sold substantially all of their respective assets related to the ELSET virtual set product line ("ELSET") to IMadGINE Video Systems Marketing, B.V. ("IMadGINE"), a Dutch company that is a wholly owned subsidiary of Orad Hi-Tec Systems Ltd. ("Orad"), an Israeli corporation. IMadGINE also purchased the stock of Accom's subsidiary, Accom Poland Sp. z o.o., a Polish corporation ("Accom Poland"). The Company and its subsidiaries also sold to IMadGINE certain intellectual property related to the ELSET business. ELSET products consist of virtual sets for high-end video content creation in real time. The Company's first shipment of ELSET virtual set tools occurred in March 1996 with the final shipment occurring in December 1999. With the sale of ELSET to IMadGINE, Accom reduced its headcount of full-time employees by 13. The positions eliminated consisted of 9 software engineers and 1 administrative aide in the employment of Accom Poland and 3 marketing and sales employees operating out of the Company's head office in Menlo Park, California.

Industry Overview

          The creation and distribution of video content consists of four distinct stages: pre-production, production, post-production and distribution.

o  Pre-production involves creation of the script and storyboard.

o Production (content creation) involves shooting video or film, creation of computer-generated graphics and sound recording, and live presentation of newscasts, sporting events, and special events.

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

         In 1997, the Federal Communications Commission mandated that the United States would transition from its present analog-based, terrestrial, television transmission system toward a completely digital transmission system. This new Digital Television system is generically referred to as "DTV," and, for the first time, opened the possibility of offering much higher quality high definition (HD) television capability. (Today's broadcast video format is now referred to as "standard definition" or "SD" television).

         The transition of the television infrastructure from analog to digital continues, but high costs for HD production and high costs for consumer HD television sets has restrained the availability of HD programming and the acceptance of the HD TV set at the consumer level.

         Over the past year, however, the industry has seen a growing move toward high definition video as a replacement for film, not only for traditional episodic television programming, but also for theatrical cinema. This "electronic film" is shot at exactly the same 24 frames-per-second rate as film and is often called "24P HD." While costs of HD video production are higher than the costs of SD video production, HD video is actually less expensive than film production, yet offers most of the advantages of film for the program producer. It appears that, due to these lower costs, much episodic television programming will move from film to HD video production.

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

         To improve productivity and creative flexibility, high-end professionals increasingly require on-line editing systems with simultaneous random access to multiple video streams and video of uncompressed D1 quality, a standard digital video format that is the highest level of standard definition video quality commercially available today. Unlike traditional taped-based analog systems, an on-line editing system based on digital video disk recorders enables the user to instantly and randomly access any part of the stored video, audio or other material, rearrange the material and play back edited material without repeatedly winding and rewinding tape to locate desired sequences. In contrast to off-line systems, on-line digital-based systems do not require high levels of compression and, therefore, do not detract from the fidelity of the final video content. As post-production professionals transition their on-line edit rooms to digital technologies, they often create hybrid environments that integrate traditional analog video processing equipment with digital systems. Therefore, these professionals need on-line editing systems that easily interface with equipment made by different manufacturers.

Distribution

         In the past, most distributors of video content such as television networks and cable broadcasters relied on stand-alone still image disk storage devices and analog tape-based systems when broadcasting commercials and programs such as news, sports and entertainment presentations. These were typically single-user devices that cannot be easily networked to serve multiple users. With the proliferation of distribution channels, distributors of video content increasingly require more flexible means of accessing shared content and distributing it over multiple channels. Quick access by multiple users to content is critical to effective and economical news, sports and entertainment broadcasting. Networked digital video disk recorders and servers enable distributors of video content to make material more readily available to multiple users and for broadcast through multiple channels. Distributors of video content are beginning to transition to digitally-based networks that increase the speed at which information is shared, reduce the time necessary to complete production tasks and more efficiently utilize and repurpose the content they create and distribute.

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

         Accom provides innovative products that cost effectively meet the needs of high-end content creators and broadcasters in real time video post-production and distribution. Relying on its core technologies and its knowledge of the high-end video market, the Company develops sophisticated digital systems comprised of both standard and proprietary hardware and software. Accom believes that this approach results in flexible solutions, offering price and performance advantages over competitive systems while facilitating the transition to digital environments.

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

         High Video Fidelity. Accom systems operate in fully uncompressed, high definition and standard definition video formats. This capability provides video content creators with D1 quality video, enabling them to deliver the same content for high-end distribution channels or distribution channels requiring lower resolution.

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

         High Definition Capability. Accom is pursuing product development that will provide high definition as well as standard definition functionality in some of its new products. While the acceptance of high definition has been slow, the Company believes that most professional, high-end users will require and be willing to pay some premium for equipment that provides multi-format capabilities. This will allow such equipment to be used as required for existing standard definition production, plus provide high definition when required, thus providing a higher utilization rate and better value for the end user.

         The Company offers a range of products to the high-end segment of the video post-production and distribution markets. The Company's current key products are:

                  o Digital disk recorders to produce computer graphics and animation;

                  o On-line video editing systems used by post-production professionals;

                  o Nonlinear editing workstations used by post-production professionals;

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

         Invest in Innovative Technologies. The Company has developed significant expertise in core technologies relating to editing, real time control, and digital video disk recording. The Company intends to continue to internally develop and acquire new technologies as necessary in order to design products that satisfy customer requirements for quality, speed, cost and functionality. For example, by acquiring Scitex Digital Video, the Company obtained access to digital switchers, digital video effects and nonlinear editing technologies.

         Enhance Distribution Channels. The Company intends to enhance its distribution channels on an ongoing basis to improve market penetration and increase sales.

Products

         The Company currently offers nine product lines that address the needs of the post-production and distribution market segments. The Company's nonlinear editing systems, on-line editing control systems, digital disk recorders and signal processing equipment are used primarily in post-production. Digital news graphics and clip servers and multi-channel servers address the needs of the video distribution segment.

         The following table summarizes the Company's key market segments and products:

- --------------------------------------------------------------------------------
        MARKETS / Product                      Primary Applications
- --------------------------------------------------------------------------------
  POST-PRODUCTION:
- --------------------------------------------------------------------------------
    Digital Signal Processors
- --------------------------------------------------------------------------------
    8150 Digital Switcher           Digital switcher for on-line post-production
                                    editing  for   commercials   and  long  form
                                    television programs
- --------------------------------------------------------------------------------
    Digital Editors
- --------------------------------------------------------------------------------
    Axial(R)3000                    Edit controller for on-line  post-production
                                    editing  for   commercials   and  long  form
                                    television programs
- --------------------------------------------------------------------------------
    AFFINTY(TM)                     Integrated  nonlinear  workstation  for long
                                    and  short  form  programs  and  commercials
                                    using multiple streams of uncompressed video
                                    Video Digital Disk Recorders
- --------------------------------------------------------------------------------
    APR(TM)/Attache                 On-line  post-production editing and effects
                                    and  on-air   playback   of   graphics   for
                                    broadcast
- --------------------------------------------------------------------------------
    WSD(R)/2Xtreme                  Desktop  computer   graphics  and  animation
                                    production
- --------------------------------------------------------------------------------
    WSD(R)/HD                       High    definition     computer    graphics,
                                    animation, editing, and production. Supports
                                    both  standard  definition  and the industry
                                    standard high definition formats.
- --------------------------------------------------------------------------------
    DISTRIBUTION:
- --------------------------------------------------------------------------------
    Digital Signal Processors
- --------------------------------------------------------------------------------
    Dveous(TM)and Brutus            Digital Video  Effects  systems for news and
                                    sports
- --------------------------------------------------------------------------------
    Axess(TM)                       Creation and broadcast  distribution of news
                                    graphics and short video segments
- --------------------------------------------------------------------------------
    Abekas(R)6000                   Multi-user    digital   video   server   for
                                    broadcast applications
- --------------------------------------------------------------------------------

         The following table summarizes the Company's net sales, in thousands, for the twelve months ended December 31, 2000, by market segment:

                                                 Twelve Months Ended
                                                 -------------------
                                                  December 31, 2000
                                                  -----------------
               Market                       Amount              Percent
               ------                       ------              -------

        Post-Production                    $ 16,159              48.2%
        Distribution                         13,187              39.3%
        Other                                 4,171              12.5%
                                       ----------------------------------------
                                           $ 33,517             100.0%


Digital Signal Processing Equipment

         On December 10, 1998, Accom acquired substantially all of the assets of Scitex Digital Video. The 8150 switcher, the Dveous(TM) and the Brutus digital video effects (DVE) product lines were a part of this acquisition.

         The 8150 Digital Switcher with Built-in 3D Effects

         The 8150 switcher is typically used in an on-line post-production editing suite. In addition to a switcher, this type of an editing suite requires an on-line editor like the Axial(R) and a digital disk recorder like the APR(TM) Attache or the WSD(R)/2Xtreme, products manufactured by Accom. This 8150 is a powerful switcher which combines the familiar Mix/Effects architecture with limitless effects layering capabilities. The 8150's graphically assisted control panel and other advanced features make it easy to operate. The 8150 offers an optional 3D Digital Video Effects based on the twin channel Dveous(TM) architecture. This technology provides powerful new effects such as SuperShadow(TM), UltraWarp(TM), and the realistic textures and light sources of SurfaceFX(TM).

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

Digital Editors

         The Company currently offers two product lines in the digital editing area: the Axial(R) and AFFINITY(TM). During 1999 and 2000, the Company shipped products from the Sphere(R) product line which was acquired in the purchase of the assets of Scitex Digital Video in December 1998. The Sphere(R) products are no longer manufactured by Accom.

         On-Line  Editors

         The Company's Axial(R) line of digital on-line video editing systems consists of various models of the Axial(R) 3000. Key upgrade options for the Axial(R) 3000 are Live Video, Random Access Visual Editing System ("RAVE") and the Axial(R) Cache Editor. A primary benefit of the Axial(R) line of products is their ability to import edit decision lists from off-line editing systems for quick assembly of full-quality video content. The Axial(R) 3000 is used to perform editing and compositing for the high-end segment of the post-production market and works in either standard definition or high definition edit suites.

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

         Nonlinear Editing

         In 1999, the Company introduced its next generation of nonlinear editing products called the AFFINITY(TM). The key features of the higher-end AFFINITY(TM) are: simple and easy to use human interface, speed of editing and high quality real time video effects.

         AFFINITY(TM) is a real time editing system offering five streams of uncompressed and compressed, standard definition video. Key features include a frame-based 3D DVE with advanced real time effects based on the Abekas Dveous technology and full motion alpha keys. There is full support for three-point and drag-and-drop editing, new project oriented interface with search and sort capability and stackable video clips, instant cut away shots and quick version comparisons. AFFINITY(TM) utilizes third party disk arrays from Medea Corporation, offering the best price performance in terms of storage capacity, access speed and price to end users. Initial sales of AFFINITY(TM) occurred in February, 2000.

         In 1999, Accom introduced AFFINITY(TM)/san, a version of AFFINITY(TM) using Fibre Channel drives instead of SCSI drives. Fibre Channel allows multiple drives to be interconnected to form a storage area network (SAN), in which all user can have access to all material on the SAN. This greatly simplifies the flow of work in multi-system installations. Accom's AFFINITY(TM)/san solution is based on off-the-shelf hardware and software used by the computer industry, and, therefore, provides a more cost-effective product than the nearest competitor, who provides a proprietary networking solution.

Post-Production Digital Video Disk Recorder -- APR(TM)

         APR(TM)/Attache was announced and first shown in September 1997, and full production shipments began in the second quarter of calendar 1998. The APR(TM) enables the digital recording and playback of uncompressed, standard definition quality video onto a real time, random access redundant array of individual disks ("RAID"). Applications of the APR(TM) include random access video editing and the editing of 2D and 3D graphics and animation for production and post-production. Unlike a video tape recorder, the APR(TM) can instantly access stored images and play back the images at speeds ranging from 1/100th to 100 times normal play speed. The APR(TM) is configured to offer storage of 40 minutes and 60 minutes of uncompressed video recording times. The APR(TM) offers a "half-bandwidth" channel option called KeyTrack(TM). KeyTrack allows a synchronous key/matte signal to be recorded in sync with the video. Two complete videotape recorders or DDRs are normally required for this capability.

         APR(TM)/Attache is the first digital disk recorder to offer "PreRead" and "PostRead" functions. "PreRead" (write-after-read) allows material to be played off the disk, processed externally, and re-recorded back on the same disk in real time. This allows one Attache to function as both a playback device and a record device, effectively replacing two devices in the post-production suite. "PostRead" (read-after-write) allows material to be played out. Limited versions of PreRead have been available on videotape recorders for several years and have become standard features of videotape recorders.

Computer Graphics and Animation Digital Disk Recorder

         The Company's WSD(R) digital disk recorders are used in the production and post-production of computer graphics and animation, in post-production editing, and in play out of stored elements in live production.

           The  WSD(R)/2Xtreme,  the fourth  generation  WSD(R)  product,  is an uncompressed, standard definition digital video disk recorder and video subsystem that enables users to record and play back digital video images in real time and rapidly transfer digital video images to and from computer workstations. The WSD(R)/2Xtreme enables more efficient creation of 2D and 3D graphics and animation by providing a bridge between the computer workstation and video tape recorders and other video devices. The WSD(R)/2Xtreme's digital random access recording and playback features improve the quality of desktop graphics production by eliminating the speed and maintenance problems associated with analog video tape recorders. With the WSD(R)/2Xtreme, frames can be played back in real time so the user can see the end result in full motion on a video monitor. The Company has worked closely with a number of third-party software developers to integrate the WSD(R)/2Xtreme with their applications. The
WSD(R)/2Xtreme also provides both Ethernet and SCSI connections, thereby enabling it to interface with applications running on Silicon Graphics, Windows-NT(TM) and Apple Macintosh computer platforms.

         WSD(R)/HD is Accom's fifth generation WSD(R) product. It is a standard definition and high definition digital video disk recorder and video subsystem that enables users to record and play back standard definition or high definition digital video images in real time and rapidly transfer digital video images to and from computer workstations. While it provides many of the same features and is used in almost identical applications as the WSD(R)/2Xtreme, the WSD(R)/HD is a complete re-design at both the hardware and software level. The WSD(R)/HD uses Windows 2000 as its operating system and Apple Quick Time as a file format for stored video. Accom has developed a new internet browser-based user interface that works on PC, Macintosh, Linux, and Unix platforms. This means that file transfer from computer graphics programs is based on standard computer networking and no longer requires third-party support.

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

Multi-Channel Digital Video Server-Abekas(R) 6000

         The Abekas(R) 6000 is a disk-based, broadcast quality, standard definition, digital video server in a compact, single-chassis design. With user-selectable bit rates using DVCPRO or MPEG compression, the Abekas(R) 6000 provides the user with the ability to select the compression level appropriate to his needs. The system is fully DTV ready, accepting and supplying digital video, key, and digital audio signals. It supports either two, four, six, or eight independently controlled digital video channels, with up to four tracks (two stereo pairs) of digital audio per video channel when operating at either the DVCPRO or DVCPRO-50 compression level. With enough disk capacity to provide dozens of hours of local storage capacity, the Abekas(R) 6000 is ideal for use in news editing and play out, program cache and play out, spot cache and play out, and program materials distribution.

Customers and Applications

         The primary end users of the Company's products are post-production, broadcast and cable companies and studios. One customer, Grass Valley Group, a distributor, accounted for 11% of the Company's total revenues for the year ended December 31, 2000. No customer accounted for more than 10% of total revenues for the year ended December 31, 1999. One customer, AIM Co. Ltd., a distributor, accounted for 14% and 16% of the Company's total revenues for the three months ended December 31, 1998, and the twelve months ended September 30, 1998, respectively.

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

         In the United States, the Company markets its products at trade shows such as those held by the National Association of Broadcasters ("NAB") and ACM SIGGRAPH. The Company conducts domestic direct sales through employees based in New Jersey, Illinois, Georgia, Texas and California, and uses independent representatives to market its products in geographic areas that are not served by its direct sales organization. The Company utilizes an additional sales channel of distributors for its WSD(R)/2Xtreme product line to more effectively reach the computer graphics and animation content creators. Outside the United States, the Company markets its products at trade shows such as the
International Broadcasting Convention in Europe and InterBEE in Japan. The Company sells its products through a network of distributors that cover a myriad of countries. During the twelve months ended December 31, 2000 and 1999, the Company generated 35% and 34%, respectively, of its net sales from customers in markets outside of the United States and Canada. In the three months ended December 31, 1998, and the twelve months ended September 30, 1998, the Company generated 45% of its net sales from customers in markets outside of the United States. The Company has one employee based in the United Kingdom to manage and support the Company's distributors in Europe, Africa and the Middle East. The Company has one employee based in Hong Kong to manage and support its distributors in Asia and Australia. The Company manages its distributors in Central and South America through its corporate headquarters in Menlo Park, California.

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

Research and Development

         The Company's research and development efforts currently are focused on the development of product enhancements and new products for its digital video on-line editor and its video and computer graphics digital disk recorders. The Company's engineering staff consists of software and hardware engineers and other support personnel. As of February 28, 2001, the Company employed 29 people in its research and development organization, of which approximately 13 professionals were focused on software development. During the twelve months ended December 31, 2000 and 1999, the three months ended December 31, 1998, and the twelve months ended September 30, 1998, the Company's research and development expenses were approximately $6.5 million, $7.3 million, $1.2 million, and $3.3 million, respectively. The Company believes that its success will depend, in part, upon its ability to enhance its existing products and to develop and introduce new products and features to incorporate new technologies and meet changing customer requirements and emerging industry standards on a timely and cost-effective basis.

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

         In the digital on-line video editor, nonlinear video editor and digital video disk recorder market, the Company has to date competed primarily with a limited number of comparably-sized companies as well as larger vendors such as Sony Corporation, Grass Valley Group, Media 100, Inc. and Avid Technology, Inc. Each of these larger companies has substantially greater financial, technical, marketing, sales and customer support resources, greater name recognition and larger installed customer bases than the Company. As the Company continues to broaden its lower-priced on-line video editor and digital video disk recorder product lines, the Company anticipates that it will encounter increased competition, including competition from these larger vendors.

         The multi-channel digital video server and digital news graphics and clip server market segment is an emerging market segment. The Company currently competes with established video companies such as Quantel Ltd., Leitch Technology Corporation, Grass Valley Group and Pinnacle Systems, Inc. In addition, certain established computer and electronics companies are currently offering or have announced their intentions to offer products or solutions that compete with the Abekas(R) 6000 and Axess(TM). In addition, the Company expects that existing vendors and new market entrants will develop products that will compete directly with the Abekas(R) 6000 and Axess(TM) and that competition will increase significantly as the rate of conversion from analog tape-based systems to digital disk-based systems increases. Many of the Company's current and potential competitors have substantially greater financial, technical, marketing, sales and customer support resources, greater name recognition and larger installed customer bases than the Company.

           Increased competition in any of the Company's markets could result in price reductions, reduced margins and loss of market share, all of which would materially and adversely affect the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to compete successfully against current or future competitors.

Proprietary Rights and Licenses

Proprietary Rights

         The Company's success and ability to compete is dependent in part upon its proprietary technology. The Company relies on a combination of patent, trade secret, copyright and trademark law, nondisclosure agreements and other intellectual property methods to protect its technology. The Company's products are generally sold pursuant to purchase and license agreements that contain terms and conditions restricting unauthorized disclosure or reverse-compiling of the proprietary software embodied in the products. The Company owns 37 United States patents and 8 foreign patents. The earliest of these patents was issued in 1990, and the most recent patent was issued in 1998. These patents will provide protection to the Company ranging from approximately 2007 until 2015. The Company may pursue further patent protection for its innovations in the future. However, there can be no assurance that any of the Company's future patent applications will be granted in full or in part or that claims allowed will be sufficiently broad to protect the Company's technology. The Company also owns 28 registered trademarks in the United States, 33 registered foreign trademarks and has two pending foreign trademark applications. Although the Company relies to a great extent on trade secret protection for much of its technology, and has obtained written confidentiality agreements from all of its key employees, consultants and vendors, there can be no assurance that third parties will not either independently develop the same or similar technology, obtain unauthorized access to the Company's proprietary technology or misuse the technology to which the Company has granted access.

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

Employees

         On February 28, 2001, the Company had 112 full-time employees, including 29 in research and development, 40 in marketing, sales and technical support, 30 in manufacturing and 13 in administration and finance. The Company's success will depend, in large part, on its ability to attract and retain qualified personnel, who are in great demand throughout the industry. None of the Company's employees are represented by a labor union. The Company believes that its employee relations are good.

Organization

         Accom was founded in California in December 1987 and reincorporated in the State of Delaware on September 14, 1995.

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

         Potential Fluctuations in Operating Results. The Company had net income of $2.0 million for twelve months ended December 31, 2000, and incurred a net loss of $2.6 million for the twelve months ended December 31, 1999. For the three-month Transition Period ending December 31, 1998, the Company incurred a net loss of $3.9 million. The Company also incurred a net loss of $2.9 million in the twelve months ended September 30, 1998. There can be no assurance that the Company will be profitable on a quarterly or annual basis in the future. The Company's quarterly operating results in the past have fluctuated and may fluctuate significantly in the future depending on such factors as the timing and shipment of significant orders, new product introductions and changes in pricing policies by the Company and its competitors, the timing and market acceptance of the Company's new products and product enhancements, the Company's product mix, the mix of distribution channels through which the Company's products are sold, the Company's inability to obtain sufficient supplies of sole or limited source components for its products and charges related to refocusing and streamlining operations. In response to competitive pressures or new product introductions, the Company may make certain pricing changes or take other actions, such as restructuring the product lines, that could materially and adversely affect the Company's operating results. In addition, new product introductions by the Company could contribute to quarterly fluctuations in operating results as orders for new products commence and orders for existing products decline. The Company believes that its net sales generally will decrease in the first quarter of each fiscal year as compared to the prior quarter due to decreased expenditures in the post-production market during that period and delayed customer purchasing decisions in anticipation of new product introductions by the Company and others at the annual NAB convention.

         The Company currently anticipates that a number of factors may cause its gross margins to decline in future periods from current levels. The Company believes that the market for on-line video editors, digital switchers and digital video disk recorders will continue to mature and, therefore, that the gross margins the Company derives from sales of these products may decline in future periods. Furthermore, if the Company expands its indirect sales channels, its gross margins may be negatively impacted because of discounts associated with sales through these channels. The costs to the Company of raw materials used in the manufacturing of the Company's products may fluctuate at times. This fluctuation may cause gross margins to similarly fluctuate.

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

         Dependence on Sales of New Products. The Company anticipates that a significant proportion of its sales in 2001 will come from sales of three products, AFFINITY(TM), Abekas(R) 6000, and WSD(R)/HD, all of which first shipped in 2000. As new products with no record or a limited record of prior sales, there can be no assurance that sales of these products will reach the levels anticipated by the Company. To the extent that sales of these products are less than planned, there could be an adverse effect on the Company's business, financial condition, and results of operations.

         Credit Line Financing. In February 2000, the Company entered into an agreement with The Provident Bank ("Provident") for a $2,000,000 revolving line of credit ("line"). Provident and the Company modified the original agreement on August 11, 2000, February 13, 2001 and March 30, 2001. The Company anticipates that the line will be needed to provide operating cash for the day-to-day operations of the Company in 2001. The line currently allows for borrowings up to $2,000,000 with availability limited to 60% of the Company's eligible accounts receivable as determined by Provident. As of December 31, 2000, the Company had outstanding borrowings against the line of $1.0 million and an additional $469,000 was available for borrowing. In addition, the Company must fulfill certain financial performance covenants set by Provident. To the extent that the level of eligible accounts receivable is not sufficient or the Company fails to meet the financial performance covenants, the Company's ability to borrow funds to finance operations will be negatively impacted. In the event the Company is unable to borrow funds, the Company will reevaluate its operating plans and believes it will have the ability to delay or reduce expenditures so as to not breach its loan covenants or require additional resources in order to continue as a going concern at least through December 31, 2001.

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

         Failure to Realize Benefits of Newly Acquired Business. On December 10, 1998, the Company acquired substantially all of the assets of Scitex Digital Video, Inc.("SDV") and certain of its affiliates (the "Acquisition"). See "Business--General." The Company entered into the Acquisition with the expectation that product development under way at SDV at the time of the Acquisition would result in products that would produce a certain level of revenues. To the extent that the expected levels of revenues are not realized from these development efforts, there may be an adverse effect on the effect on the Company's business, financial condition and results of operations. Adverse determinations in such litigation could result in the loss of the Company's proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from third parties or prevent the Company from manufacturing or selling its products, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

         International Operations. In the twelve months ended December 31, 2000, sales to customers outside the United States and Canada accounted for 35% of the Company's total sales. In the twelve months ended December 31, 1999, the three-month Transition Period ended December 31, 1998 and the twelve months ended September 30, 1998, international sales accounted for 35%, 45% and 45%, respectively, of the Company's total net sales. The Company expects that international sales will continue to represent a significant portion of its net sales in the future. The Company's results of operations may be adversely affected by fluctuations in exchange rates, difficulties in collecting accounts receivable, tariffs and difficulties in obtaining export licenses. Although the Company's sales are currently denominated in U.S. dollars, future international sales may result in foreign currency denominated sales. Gains and losses on the conversion to U.S. dollars of receivables and payables arising from international operations may contribute to fluctuations in the Company's results of operations. In addition, international sales are primarily made through distributors and result in lower gross margins than direct sales. Moreover, the Company's international sales may be adversely affected by lower sales levels that typically occur during the summer months in Europe and other parts of the world. International sales and operations are also subject to risks such as the imposition of governmental controls, political instability, trade restrictions and changes in regulatory requirements, difficulties in staffing and managing international operations, generally longer payment cycles and potential insolvency of international dealers. There can be no assurance that these factors will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's business, financial condition and results of operations.

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

         Substantial Control by Existing Stockholders; Effect of Certain Anti-Takeover Provisions. As of March 15, 2001, the Company's executive officers and directors, and their affiliates, beneficially owned approximately 53.0% of the Company's outstanding Common Stock. As a result, the Company's executive officers and directors and their affiliates will be able to exercise significant influence over the Company and its business and affairs as well as over the election of directors, regardless of how other stockholders of the Company may vote. Furthermore, acting together, such stockholders may be able to block any change in control of the Company.

         In addition, a current director of the Company was appointed by American Bankers Insurance Group, which owns 8% Senior Subordinated Convertible Notes of the Company which are convertible into up to 3,500,000 shares of the Company's common stock.

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

         Possible Volatility of Stock Price; Decreased Liquidity. The Company's stock price has been and may continue to be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenue or earnings from levels expected by securities analysts, investors or others could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period. Additionally, the Company may not learn of, or be able to confirm, revenue or earnings shortfalls until late in the fiscal quarter or following the end of the quarter, which could result in an even more immediate and adverse effect on the trading of the Company's common stock. On July 20, 1998, the Company's Common Stock was delisted from the NASDAQ National Market System and it is now quoted on the Over-the-Counter (OTC) Bulletin Board under the symbol ACMM. The OTC Bulletin Board may not provide as much liquidity for the Company's Common Stock as the NASDAQ National Market. Also, the aggregate market value of the voting stock held by non-affiliates ("public float") of the Company, as of March 15, 2001, was approximately $1,428,000 which affects the liquidity of the Common Stock. Finally, the Company participates in a highly dynamic industry, which may result in significant volatility of the Company's common stock price.

Item 2.  Properties

         The Company's principal office is located in Menlo Park, California, and consists of approximately 30,000 square feet under a lease that expires in June 2005. In addition, the Company has an office in Grass Valley, California, consisting of approximately 15,000 square feet, under a lease that expires in April 2004. The Company also leases work space in Hong Kong on a month-to-month basis. The Company believes that its existing facilities are adequate to meet its requirements for the near term and that additional space will be available on commercially reasonable terms if needed.

Item 3.  Legal Proceedings

         There is no material legal proceeding to which the Company is a party or to which any of its properties are subject. No material legal proceedings were terminated in the twelve months ended December 31, 2000.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Executive Officers of the Company

         The executive officers of the Company, and their ages as of March 31, 2001, are as follows:

Name                                     Age                            Position(s)
- ----                                     ---                            -----------
Junaid Sheikh....................         47     Chairman of the Board, President and Chief Executive
                                                 Officer
Phillip Bennett..................         47     Executive Vice President, Technology and Engineering
Donald K. McCauley...............         60     Senior Vice President, Finance, and Chief Financial
                                                 Officer
Ian Craven.......................         46     Senior Vice President, Engineering
William T. Ludwig................         53     Vice President, Sales
Wm. Harris Rogers................         53     Vice President, Marketing
Donald W. Petersen...............         56     Vice President, Manufacturing

         Junaid Sheikh has served as the Chairman of the Company's Board of Directors since March 1988, and as the Company's President and Chief Executive Officer since November 1991.

         Phillip Bennett has served as Executive Vice President, Technology and Engineering, since December 1998. Since 1993, Mr. Bennett has been a private investor and active in image processing and television systems development. From 1982 to 1993, Mr. Bennett was a founder and Vice President of Engineering of Abekas Video Systems.

         Donald K. McCauley has served as Senior Vice President, Finance, and Chief Financial Officer since December 1998. Prior to joining the Company, Mr. McCauley served as the Senior Vice President of Finance and Chief Financial Officer of Scitex Digital Video from 1994. Prior to that, he was a founder and Chief Financial Officer of ImMIX, a manufacturer of nonlinear editors.

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

         Wm. Harris Rogers has served as Vice President, Marketing, since December 1998. From May 1998 to December 1998, he served as Vice President, Sales and Marketing, of the Company. From July 1995 to April 1998, he served as Vice-President, Marketing, of the Company.

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

                                                           High         Low
                                                           ----         ---
    Fiscal Year ended September 30, 1998:
        First Quarter...................................  $2.63        $1.06
        Second Quarter..................................  $1.44        $0.81
        Third Quarter...................................  $1.16        $0.50
        Fourth Quarter..................................  $0.69        $0.22
    For the Three Months ended December 31, 1998........  $0.86        $0.19
    Year  ended December 31, 1999:
        First Quarter...................................  $1.25        $0.66
        Second Quarter..................................  $1.56        $0.81
        Third Quarter...................................  $0.97        $0.38
        Fourth Quarter..................................  $1.00        $0.44
     Year  ended December 31, 2000:
        First Quarter...................................  $5.00        $0.69
        Second Quarter..................................  $4.00        $0.81
        Third Quarter...................................  $0.97        $0.53
        Fourth Quarter..................................  $0.75        $0.15

         On March 15, 2001, the closing sale price of the Company's common stock as reported on the OTC Bulletin Board was $ 0.375.

         The Company had 99 stockholders of record as of March 15, 2001, including several holders who are nominees for an undetermined number of beneficial owners.

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

                      Selected Consolidated Financial Data
                      (in thousands, except per share data)

                                               Fiscal Year Ended       Three Months Ended        Twelve Months Ended
Consolidated Statement of                      -----------------       ------------------        -------------------
Operations Data:                                  September 30,           December 31,               December 31,
                                                  -------------           ------------               ------------
                                           1996       1997     1998      1997     1998        1998       1999     2000
                                           ----       ----     ----      ----     ----        ----       ----     ----
                                                                     (Unaudited)           (Unaudited)
  Net sales...........................   $ 21,408   $17,627  $ 12,617   $4,133   $ 3,363    $ 11,847   $32,969  $ 33,517
  Gross profit........................     10,398     6,593     6,439    2,387     1,389       5,441    17,401    17,825
  Operating income (loss).............     (1,621)   (4,657)   (3,042)      90    (3,882)     (7,014)   (2,169)     (721)
  Net income (loss)...................       (916)   (4,490)   (2,881)     142    (3,896)     (6,919)   (2,595)    1,967
  Basic net income (loss) per
    share(1)..........................      (0.14)    (0.68)    (0.43)    0.02     (0.52)      (1.00)    (0.26)     0.19
  Diluted net income (loss) per
    share (1).........................      (0.14)    (0.68)    (0.43)    0.02     (0.52)      (1.00)    (0.26)     0.16
  Shares used in computing:
    Basic net income (loss) per
    share(1)..........................      6,439     6,587     6,662    6,638     7,552       6,891    10,124    10,180
    Diluted net income (loss) per
    share(1)..........................      6,439     6,587     6,662    7,034     7,552       6,891    10,124    14,089

Balance Sheet Data:                         As of September 30,        As of December 31,       As of December 31,
                                            -------------------        ------------------       ------------------
                                           1996       1997     1998      1997       1998      1998      1999     2000
                                           ----       ----     ----      ----       ----      ----      ----     ----
                                                                      (Unaudited)
  Working capital (deficit)...........   $ 11,171   $ 7,550   $ 4,633  $ 7,492     $(2,661)  $(2,661)  $   200  $  3,770
  Total assets........................     17,279    11,545     8,093   12,447      17,213    17,213    12,035    14,739
  Long-term notes payable.............         24         -         -        -       1,165     1,165     3,261     3,318
  Total stockholders' equity..........   $ 12,952   $ 8,566   $ 5,720  $ 8,734     $ 3,929   $ 3,929   $ 1,338  $  3,479


(1) Computed on the basis described in Note 1 of Notes to Consolidated Financial Statements. All share amounts have been adjusted to reflect the implementation of Financial Accounting Standards Board Statement No. 128 and Staff Accounting Bulletin No. 98.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Consolidated Financial Statements as of December 31, 2000 and 1999 and for the twelve months ended December 31, 2000, 1999 and 1998, the three months ended December 31, 1998 and 1997 and for the fiscal year ended September 30, 1998, included elsewhere in this Report on Form 10-K. In the fourth quarter of calendar 1998, the Company changed its fiscal year end from September 30 to December 31.

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

- --------------------------------------------------------------------------------
                           Primary Markets / Products

      Post-Production:
           Digital Video Editors:
               Axial(R) 3000 on-line editor
               AFFINITY(TM) nonlinear editor

           Digital Disk Recorders:
               Work Station Disk ("WSD(R)")/ 2Xtreme(TM) computer graphics digital disk recorder
               Work  Station   Disk("WSD(R)")/HD   high definition  digital disk
               recorder
               Accom  Professional  Recorder ("APR(TM) ") Attache(TM)

           Digital Switcher:
               8150 switcher

      Distribution:
           Axess(TM)  digital news graphic and clip server
           Dveous(TM) and Brutus digital video effects systems
           Abekas(R) 6000 digital video server

- --------------------------------------------------------------------------------


         The Company's revenues are currently derived primarily from product sales. The Company generally recognizes revenue upon product shipment where prices are fixed and collectibility is assured. If obligations exist at the time of shipment, revenue recognition is deferred until obligations are met. The Company's gross margin has historically fluctuated from quarter to quarter and declined on an annual basis. In the future, gross margins will be dependent on the mix of higher and lower-priced products and the percentage of sales made through direct and indirect distribution channels.

         Software development costs are recorded in accordance with Statement of Financial Accounting Standards No. 86. To date, the Company has expensed all of its internal software development costs, as costs incurred subsequent to the establishment of technical feasibility for each product have not been significant.

         On December 10, 1998, the Company acquired substantially all of the assets and certain liabilities of Scitex Digital Video, Inc. and certain of its affiliates, as part of the Company's strategy to broaden its product line and to grow the Company. The acquired assets included Scitex Digital Video's business of developing, manufacturing, marketing and selling digital video manipulation equipment and nonlinear editing workstations for the video industry. The products that were acquired in such transaction are described in the Section entitled "Products."

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

Results of Operations

Twelve Months Ended December 31, 2000 vs. Twelve Months Ended December 31, 1999

         The following table presents the Company's Consolidated Statements of Operations (dollar amounts in thousands) for the twelve months ended December
31, 2000 and 1999:

                                               For the Twelve Months Ended
                                               ---------------------------
                                                       December 31,       Increase  (Decrease)
                                                       ------------       --------  ----------
                                                    2000        1999       Amount     Percent
                                                    ----        ----       ------     -------
Net sales                                         $ 33,517    $ 32,969    $    548     1.7%
Cost of sales                                       15,692      15,568         124     0.8%
                                                  --------    --------    --------   --------
Gross profit                                        17,825      17,401         424     2.4%
                                                  --------    --------    --------   --------
Operating expenses:
  Research and development                           6,518       7,340        (822)  (11.2)%
  Marketing and sales                                9,154       9,158          (4)    --
  General and administrative                         2,874       3,072        (198)   (6.4)%
                                                  --------    --------    --------   --------
  Total operating expenses                          18,546      19,570      (1,024)   (5.2)%
                                                  --------    --------    --------   --------
Operating loss                                        (721)     (2,169)      1,448    66.8%
Interest and other income (expense), net              (159)       (414)        255    61.6%
Gain from sale of ELSET product line                 2,888        --         2,888     N/A
                                                  --------    --------    --------   --------
Income (loss) before provision for income taxes      2,008      (2,583)      4,591   177.7%
Provision for income taxes                             (41)        (12)        (29)  241.7%
                                                  --------    --------    --------   --------
Net income (loss)                                 $  1,967    $ (2,595)   $  4,562   175.8%
                                                  ========    ========    ========   ========

         The following table presents the Company's  Consolidated  Statements of
Operations as a percentage of net sales for the twelve months ended December 31,
2000 and 1999:
                                                     For the Twelve Months
                                                     ---------------------
                                                      Ended December 31,      Increase
                                                      ------------------      --------
                                                       2000         1999     (Decrease)
                                                       ----         ----     ----------
Net sales                                             100.0%       100.0%        -
Cost of sales                                          46.8%        47.2%      (0.4)%
                                                      -----        -----       ----
Gross margin                                           53.2%        52.8%       0.4%
                                                      -----        -----       ----
Operating expenses:
     Research and development                          19.4%        22.3%      (2.9)%
     Marketing and sales                               27.3%        27.8%      (0.5)%
     General and administrative                         8.6%         9.3%      (0.7)%
                                                      -----        -----       ----
     Total operating expenses                          55.3%        59.4%      (4.1)%
                                                      -----        -----       ----
Operating loss                                         (2.1)%       (6.6)%      4.5%
Interest and other income (loss), net                  (0.5)%       (1.3)%      0.8%
Gain from sale of ELSET product line                    8.6%         -          8.6%
                                                      -----        -----       ----
Income (loss) before provision for income taxes         6.0%        (7.9)%     13.9%
Provision for income taxes                             (0.1)%        -         (0.1)%
                                                      -----        -----       ----
Net income (loss)                                       5.9%        (7.9)%     13.8%
                                                      =====        =====       ====

         The following is a discussion comparing the results of operations for the twelve months ending December 31, 2000 and 1999:

         Net sales. The increase in net sales during the twelve months ended December 31, 2000, from levels for the twelve months ended December 31, 1999, was primarily due to increased sales in the distribution marketplace.

         In the twelve months ended December 31, 2000 and 1999, sales to countries outside the United States and Canada represented 35% and 34% of net sales, respectively, as export sales to Europe increased, as a percentage of total sales, from 14% to 15% and export sales to the Pacific Rim decreased, as a percentage of total sales, from 18% to 17%.

         The following table presents net sales dollar volumes by market and related percentages of total net sales (dollar amounts in thousands) for the twelve months ended December 31, 2000 and 1999:

                       For the Twelve Months Ended For the Twelve Months Ended
                       --------------------------- ---------------------------
                           December 31, 2000          December 31, 1999
                           -----------------          -----------------
Market                   Amount        Percent       Amount        Percent
- ------                   ------        -------       ------        -------

Production             $  --           --          $ 3,840           11.6%
Post-Production         16,158           48.2%      15,879           48.2%
Distribution            13,188           39.3%       8,813           26.7%
Other                    4,171           12.5%       4,437           13.5%
                       -------          -----      -------          -----
                       $33,517          100.0%     $32,969          100.0%
                       =======          =====      =======          =====

         Cost of sales. Cost of sales, as a percentage of sales, for the twelve months ended December 31, 2000, remained fairly consistent with levels for the twelve months ended December 31, 1999.

         Research and development. Research and development expenses for the twelve months ended December 31, 2000, decreased over levels for the twelve months ended December 31, 1999, primarily due to the elimination of expenses relating the to ELSET product line and reduced consultant expenses. The expenses relating to ELSET were eliminated as a result of the January 2000 sale of the ELSET product line to IMadGINE.

         Marketing and sales. Marketing and sales expenses for the twelve months ended December 31, 2000, were unchanged over levels for the twelve months ended December 31, 1999. Expenses relating the ELSET product line were eliminated as a result of the January 2000 sale of the ELSET product line to IMadGINE. These reductions in expenses were offset by increased trade show and advertising expenses.

         General and administrative. For the twelve months ended December 31, 2000, general and administrative expenses decreased slightly from levels for the twelve months ended December 31, 1999. The decrease was primarily due to a reduced provision for bad debts reflective of favorable collection trends and reduced expenses for consultants and temporary workers partially offset by increased legal and accounting expenses.

         Interest and other income, net. Interest and other income, net, for the twelve months ended December 31, 2000, increased over levels for the twelve months ended December 31, 1999, due to an increase in interest-paying investments, reduced levels of debt, and an increase in other income.

         Provision for income taxes. For the twelve months ended December 31, 2000 and 1999, the provision for income taxes represents primarily an estimate of the current foreign tax liability. No benefit related to U.S. losses incurred for the twelve months ended December 31, 2000, has been recognized by the Company due to the inability to carry back net operating losses and a lack of earnings history. The deferred tax asset on the balance sheet has been fully offset by a valuation allowance.

Twelve Months Ended December 31, 1999 vs. Twelve Months Ended December 31, 1998

         The following table presents the Company's Consolidated Statements of Operations (dollar amounts in thousands) for the twelve months ended December
31, 1999 and 1998:

                                           For the Twelve Months Ended
                                           ---------------------------
                                                  December 31,         Increase  (Decrease)
                                                  ------------         --------  ----------
                                                1999       1998        Amount      Percent
                                                ----       ----        ------      -------
                                                        (Unaudited)
Net sales                                     $ 32,969    $ 11,847    $ 21,122      178.3%
Cost of sales                                   15,568       6,406       9,162      143.0%
                                              --------    --------    --------    -------
Gross profit                                    17,401       5,441      11,960      219.8%
                                              --------    --------    --------    -------
Operating expenses:
  Research and development                       7,340       3,721       3,619       97.3%
  Marketing and sales                            9,158       4,916       4,242       86.3%
  General and administrative                     3,072       1,623       1,449       89.3%
  Charge for acquired in-process technology       --         2,195      (2,195)    (100.0)%
                                              --------    --------    --------    -------
  Total operating expenses                      19,570      12,455       7,115       57.1%
                                              --------    --------    --------    -------
Operating loss                                  (2,169)     (7,014)      4,845       69.1%
Interest and other income (expense), net          (414)        114        (528)    (463.2)%
                                              --------    --------    --------    -------
Loss before provision for income taxes          (2,583)     (6,900)      4,317       62.6%
Provision for income taxes                         (12)        (19)          7      (36.8)%
                                              --------    --------    --------    -------
Net loss                                      $ (2,595)   $ (6,919)   $  4,324       62.5%
                                              ========    ========    ========    =======

         The following table presents the Company's  Consolidated  Statements of
Operations as a percentage of net sales for the twelve months ended December 31,
1999 and 1998:
                                                       For the Twelve Months
                                                       ---------------------
                                                         Ended December 31,
                                                         ------------------     Increase
                                                         1999         1998     (Decrease)
                                                         ----         ----     ----------
                                                                  (Unaudited)
Net sales                                               100.0%       100.0%        -
Cost of sales                                            47.2%        54.1%      (6.9)%
                                                         ----         -----       ----
Gross margin                                             52.8%        45.9%       6.9%
                                                         ----         -----       ----
Operating expenses:
     Research and development                            22.3%        31.4%      (9.1)%
     Marketing and sales                                 27.8%        41.5%     (13.7)%
     General and administrative                           9.3%        13.7%      (4.4)%
     Charge for acquired in-process technology            -           18.5%     (18.5)%
                                                         ----         -----       ----
     Total operating expenses                            59.4%       105.1%     (45.7)%
                                                         ----         -----       ----
Operating loss                                           (6.6)%      (59.2)%     52.6%
Interest and other income (loss), net                    (1.3)%        1.0%       2.3%
                                                         ----         -----       ----
Loss before provision for income taxes                   (7.9)%      (58.2)%     50.3%
Provision for income taxes                                -           (0.2)%      0.2%
                                                         ----         -----       ----
Net loss                                                 (7.9)%      (58.4)%     50.5%
                                                         ====         =====      ====

         The following is a discussion comparing the results of operations for the twelve months ending December 31, 1999 and 1998:

         Net sales. The increase in net sales during the twelve months ended December 31, 1999, from levels for the twelve months ended December 31, 1998, was primarily due to increased sales in the post-production and distribution marketplaces as well as increased customer service revenues. The increased sales resulted largely from sales from product lines acquired in the acquisition of the Scitex Digital Video assets and business in December 1998.

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

         The following table presents net sales dollar volumes by market and related percentages of total net sales (dollar amounts in thousands) for the twelve months ended December 31, 1999 and 1998:

                    For the Twelve Months Ended      For the Twelve Months Ended
                    ---------------------------      ---------------------------
                         December 31, 1999                December 31, 1998
                         -----------------                -----------------
Market               Amount        Percent             Amount        Percent
- ------               ------        -------             ------        -------

Production           $ 3,840        11.7%             $ 5,275         44.5%
Post-Production       15,879        48.2%               4,046         34.2%
Distribution           8,813        26.7%               1,640         13.8%
Other                  4,437        13.4%                 886          7.5%
                     -------       -----              -------        -----
                     $32,969       100.0%             $11,847        100.0%
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

Three Months Ended December 31, 1998 vs. Three Months Ended December 31, 1997

         The following table presents the Company's  Consolidated  Statements of
Operations (dollar amounts in thousands) for the three months ended December 31,
1998 and 1997:
                                                 For the Three Months
                                                 --------------------
                                                        Ended
                                                        -----
                                                      December 31,      Increase    (Decrease)
                                                      ------------      --------    ----------
                                                   1998        1997      Amount      Percent
                                                   ----        ----      ------      -------
                                                            (Unaudited)
Net sales                                         $ 3,363    $ 4,133    $  (770)       (18.6)%
Cost of sales                                       1,974      1,746        228         13.1%
                                                  -------    -------    -------      -------
Gross profit                                        1,389      2,387       (998)       (41.8)%
                                                  -------    -------    -------      -------
Operating expenses:
  Research and development                          1,210        784        426         54.3%
  Marketing and sales                               1,163      1,214        (51)        (4.2)%
  General and administrative                          703        299        404        135.1%
  Charge for acquired in-process technology         2,195       --        2,195         N/A
                                                  -------    -------    -------      -------
  Total operating expenses                          5,271      2,297      2,974        129.5%
                                                  -------    -------    -------      -------
Operating income (loss)                            (3,882)        90     (3,972)    (4,413.3)%
Interest and other income (expense), net              (13)        53        (66)      (124.5)%
                                                  -------    -------    -------      -------
Income (loss) before provision for income taxes    (3,895)       143     (4,038)    (2,823.8)%
Provision for income taxes                             (1)        (1)      --         --
                                                  -------    -------    -------      -------
Net income (loss)                                 $(3,896)   $   142    $(4,038)    (2,823.8)%
                                                  =======    =======    =======      =======

         The following table presents the Company's Consolidated Statements of Operations as a percentage of net sales for the three months ended December 31, 1998 and 1997:

                                                 For the Three Months
                                                 --------------------
                                                        Ended
                                                        -----
                                                      December 31,
                                                      ------------     Increase
                                                    1998      1997    (Decrease)
                                                    ----      ----    ----------
                                                            (Unaudited)

Net sales                                           100.0%    100.0%    --
Cost of sales                                        58.7%     42.2%    16.5%
                                                   ------       ---   ------
Gross margin                                         41.3%     57.8%   (16.5)%
                                                   ------       ---   ------
Operating expenses:
     Research and development                        36.0%     19.0%    17.0%
     Marketing and sales                             34.6%     29.4%     5.2%
     General and administrative                      20.9%      7.2%    13.7%
     Charge for acquired in-process technology       65.2%      --      65.2%
                                                   ------       ---   ------
     Total operating expenses                       156.7%     55.6%   101.1%
                                                   ------       ---   ------
Operating income (loss)                            (115.4)%     2.2%  (117.6)%
Interest and other income (loss), net                (0.4)%     1.3%    (1.7)%
                                                   ------       ---   ------
Income (loss) before provision for income taxes    (115.8)%     3.5%  (119.3)%
Provision for income taxes                            --        --       --
                                                   ------       ---   ------
Net income (loss)                                  (115.8)%     3.5%  (119.3)%
                                                   ======       ===   ======

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

         The following table presents net sales dollar volumes by market and related percentages of total net sales (dollar amounts in thousands) for the three months ended December 31, 1998 and 1997:

                  For the Three Months Ended  For the Three Months Ended
                  --------------------------  --------------------------
                      December 31, 1998          December 31, 1997
                      -----------------          -----------------
Market                Amount     Percent         Amount     Percent
- ------                ------     -------         ------     -------

Production            $1,113       33.1%         $2,389       57.8%

Post-Production        1,493       44.4%          1,040       25.2%

Distribution             424       12.6%            631       15.3%

Other                    333        9.9%             73        1.7%
                      ------      -----          ------      -----
                      $3,363      100.0%         $4,133      100.0%
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

         The Company's financial statements are prepared and presented on a basis assuming it continues as a going concern. At December 31, 2000, the Company had an accumulated deficit of $20.3 million. Management's planned expenditures for 2001 exceed current cash and cash equivalents. However, the Company believes that its existing cash, cash equivalents and credit facilities will be sufficient to meet its cash requirements for at least the next twelve months. The Company's recently developed products will need to attain favorable market acceptance to meet its forecasted cash flow requirements.

         The Company believes that its operating plans are reasonable and can be achieved. In the event that results from operations and cash flows generated are less than planned, the Company will reevaluate its operating plans and believes it will have the ability to delay or reduce expenditures so as to not breach the covenants of its credit facilities or require additional resources to ensure that the Company continues as a going concern at least through December 31, 2001. If the Company is not successful in delaying or reducing expenditures sufficiently to continue as a going concern, it wil consider other strategic options. To assist it in evaluating strategic options now and in the future, the Company has engaged E.O.S. Capital, Inc. to provide financial advisory and consulting services (See Exhibit 10.16).

           As of December 31, 2000, the Company had $216,000 of cash and cash equivalents. Operating activities used $2.0 million in net cash in the twelve months ended December 31, 2000, and provided $87,000 in net cash in the twelve months ended December 31, 1999. Net cash used by operating activities in the twelve months ended December 31, 2000, was due primarily to an increase in accounts receivable which resulted from higher sales at the end of the fourth quarter. Net cash provided by operating activities in the twelve months ended December 31, 1999, was due primarily to decreases in accounts receivable and inventories partially offset by the net loss and an increase in accrued liabilities and customer deposits.

         On February 10, 2000, the Company signed an agreement with The Provident Bank ("Provident"), an Ohio chartered bank, for a revolving line of credit ("line"). Provident and the Company modified the original agreement on August 11, 2000, February 13, 2001 and March 30, 2001. The line currently allows for borrowings up to $2,000,000, with availablity limited to 60% of the Company's eligible accounts receivable as determined by Provident. Interest currently accrues on outstanding borrowings at the bank's prime rate plus 250 basis points. The credit line is secured by all assets of the Company. Borrowings under the line are subject to compliance with certain financial covenants. As of each of December 31, 2000 and February 28, 2001 the Company was not in compliance with a financial covenant. Provident issued waivers of non-compliance for these violations in conjunction with the February 13, 2001 and March 30, 2001 modifications to the agreement. As of December 31, 2000, the Company had outstanding borrowings against the line of $1.0 million and an additional $469,000 was available for borrowing.

         From December 1998 to January 2000, the Company had a line of credit with LaSalle Business Credit, Inc. ("LaSalle"). At the termination of the agreement, Accom paid LaSalle the balance outstanding under the line of $1.5 million. The final payment to LaSalle was funded from the proceeds of the sale of the ELSET product line to IMadGine.

         On March 12, 1999, the Company completed a private placement of $3.5 million in senior subordinated convertible notes with a group of investors led by the American Bankers Insurance Group, Inc. ("ABIG"). As a condition of the agreement between the Company and ABIG, the Company is required to meet certain financial covenants at the end of each fiscal quarter. The financial covenants consist of required values of an interest coverage ratio and a leverage ratio. The Company was not in compliance with one or both of covenants at the end of each fiscal quarter in 2000. The agreement between the Company and the holders of the convertible notes was amended and certain waivers (of the covenant violations) granted on November 3, 1999, February 10, 2000, October 25, 2000, January 29, 2001, and March 30, 2001. As part of its agreement to grant certain waivers on February 10, 2000, ABIG stipulated that the Company use the proceeds from sale of the ELSET virtual set product line to IMadGINE to (a) pay or reserve funds to pay for all debt owed to Scitex Digital Video and (b) reserve funds for the payment of all transaction fees relating to the sale of the ELSET product line. As part of ABIG's agreement to grant certain waivers on January 29, 2001, the conversion price of the notes was reduced. The notes currently have a coupon rate of 8% per year, mature in 2004 and are convertible into shares of Accom common stock at a price of $1.00 per share. Proceeds from the private placement were used to pay the balance on the revolving line of credit with LaSalle Business Credit that was outstanding at the time the proceeds were received.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         Interest Rate Risk.

         The Company's exposure to interest risk relates primarily to the Company's short-term debt.

         The interest rate of the Company's credit line is tied to market interest rates which fluctuate with market changes. The interest rate on the revolving loan with The Provident Bank ("Provident") is equal to the bank's prime rate plus 250 basis points. As Provident's prime rate fluctuates, the interest expense incurred by the Company on the credit line will fluctuate. If Provident's prime rate increased by 100 basis points, the additional, annual interest expense incurred by the Company would be $10,300 (based on the credit line balance at December 31, 2000).

         The Company does not currently hold interest bearing investments which would be affected by interest rate fluctuations.

         All of the Company's sales are transacted in U.S. dollars. In addition, most of the Company's purchases are transacted in U.S. dollars. As a result, the Company's operations would not be affected by exchange rate fluctuations except to the extent that sales in certain countries might decrease if the U.S. dollar became substantially stronger than the currency of the countries in question and purchases denominated in U.S. dollars became prohibitively expensive.

Item 8.  Financial Statements and Supplementary Data

         See Item 14(a) for an index to the consolidated financial statements and supplementary financial information that are attached hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

                                    PART III

         Certain information required by Part III is omitted from this report because the Company will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the "Proxy Statement") for its annual meeting of stockholders to be held June 14, 2001 and the information included therein is incorporated herein by reference.

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

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      The following documents are filed as part of this Report:

         (1)      Financial   Statements  and  Report  of  Ernst  &  Young  LLP,
                  Independent Auditors

                  Report of Ernst & Young LLP, Independent Auditors.

                  Consolidated Balance Sheets as of December 31, 2000 and 1999.

                  Consolidated Statements of Operations - For the twelve months ended December 31, 2000, 1999 and 1998, the three months ended December 31, 1998 and 1997 and for the Fiscal Year ended September 30, 1998.

                  Consolidated Statement of Shareholders' Equity - For the twelve months ended December 31, 2000 and 1999, for the three months ended December 31, 1998 and for the Fiscal Year ended September 30, 1998.

                  Consolidated Statements of Cash Flows - For the twelve months ended December 31, 2000, 1999 and 1998, the three months ended December 31, 1998 and 1997 and for the Fiscal Year ended September 30, 1998.

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

         (3)      Exhibits  (numbered in accordance  with Item 601 of Regulation
                  S-K)

  Number                               Description
 -------                               -----------

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

  4.4(5) Amendment No. 1 to Preferred Shares Rights Agreement, dated as of July 14, 1998, between the Company and U.S. Stock Transfer Corporation.

  4.5(6) Amendment No. 2 to Preferred Shares Rights Agreement, dated as of December 10, 1998, between the Company and U.S. Stock Transfer Corporation.

  4.5(7) Amendment No. 3 to Preferred Shares Right Agreement, dated as of March 12, 1999 between the Company and U.S. Stock Transfer Corporation.

 10.1(13) Lease, dated November 19, 1999, by and between Menlo Business Park LLC and the Company.

 10.1.1(13)        Addendum  to Lease,  dated  March 25,  1999,  by and  between
                   Whispering Pines Associates II and the Company.

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

 10.5(13) Loan and Security Agreement, dated February 10, 2000, between the Company and The Provident Bank, including Revolving Loan Promissory Note.

 10.5.1(14)        Modification  Agreement , dated August 11, 2000,  between the
                   Company and The Provident Bank

 10.5.2 Second Modification Agreement, dated February 13, 2001, between the Company and The Provident Bank.

 10.5.3 Third Modification Agreement, dated March 30, 2001, between the Company and The Provident Bank

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

 10.9(10) Stock Purchase Agreement, dated December 10, 1998, between Michael Luckwell and the Company.

 10.10(10)         Investor's Rights Agreement, dated December 10, 1998, between
                   Michael Luckwell and the Company.

 10.11(11)         Note Purchase  Agreement,  dated as of March 12, 1999,  among the Company, American Bankers Insurance Group, Inc. and certain other parties.

 10.12(11)         Form of 6% Senior Subordinated Convertible Notes due 2004.

 10.12.1 Second Agreement of Waiver and Amendment, dated February 10, 2000, between the Company and American Bankers Insurance Group.

 10.12.2 Third Amendment Agreement and Waiver, dated January 29, 2001, between the Company and American Bankers Insurance Group.

 10.12.3 Amended and Restated Third Amendment Agreement and Waiver, dated March 30, 2001, between the Company and American Bankers Insurance Group, Inc.

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

 10.16 Letter of Engagement, dated November 1, 2000, between the Company and EOS Capital, Inc.

 10.17 Fee Agreement, dated January 29, 2001, between the Company and American Bankers Insurance Group.

 21.1              Subsidiaries of the Company

 23.1              Consent of Ernst & Young LLP, Independent Auditors.

 24.1 Power of Attorney (reference is made to page 43 of this Report).

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

(9) Incorporated by reference from an exhibit filed with the Company's Current Report on Form 8-K (File No. 0-26620), filed on December 23, 1998

(10) Incorporated by reference from an exhibit filed with Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended September, 1998, filed on January 28, 1999 (File No. 0-26620).

(11) Incorporated by reference from an exhibit filed with the Company's Current Report on Form 8-K (File No. 0-26620), filed on March 26, 1999.

(12) Incorporated by reference from an exhibit filed with the Company's Current Report on Form 8-K (File No. 0-26620), filed on February 4, 2000.

(13) Incorporated by reference from an exhibit filed with the Company's Annual Report on 10-K (File No. 0-26620) for the year ended December 31, 1999.

(14) Incorporated by reference from an exhibit filed with the Company's Quarterly Report on 10-Q (File No. 0-26620) for the quarter ended June 30, 2000.

*        Management Compensatory Plan

(b)      Reports on Form 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Menlo Park, California on this 30th day of March, 2001.

                 ACCOM, INC.

                By: /s/                JUNAID SHEIKH
                    ----------------------------------------------
                                       Junaid Sheikh
                            Chairman of the Board of Directors,
                           President and Chief Executive Officer

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

                 Signature                                    Title                              Date
                 ---------                                    -----                              ----
             /s/ JUNAID SHEIKH               Chairman of the Board of Directors,            March 30, 2001
             -----------------               President and Chief Executive Officer
              (Junaid Sheikh)                (Principal Executive Officer)


          /s/ DONALD K. MCCAULEY             Senior Vice President and Chief                March 30, 2001
          ----------------------             Financial Officer (Principal Financial
           (Donald K. McCauley)              and Accounting Officer)


            /s/ LIONEL M. ALLAN              Director                                       March 30, 2001
            -------------------
             (Lionel M. Allan)

            /s/  THOMAS FANELLA              Director                                       March 30, 2001
            -------------------
            (Thomas E. Fanella)

            /s/ DAVID A. LAHAR               Director                                       March 30, 2001
            ------------------
             (David A. Lahar)

           /s/ MICHAEL LUCKWELL              Director                                       March 30, 2001
           --------------------
            (Michael Luckwell)

        /s/ EUGENE M. MATALENE, JR.          Director                                       March 30, 2001
        ---------------------------
         (Eugene M. Matalene, Jr.)


                                                        SCHEDULE II

                                                        ACCOM, INC.

                                             VALUATION AND QUALIFYING ACCOUNTS
                                              ALLOWANCE FOR DOUBTFUL ACCOUNTS
                                                      (In thousands)

                                          Balance at         Charges to                                         Balance at
                                         Beginning of         Cost and                            Other           End of
                                            Period            Expenses       Deductions*       Adjustments        Period
                                         --------------     -------------    -------------     -------------    ------------
Year ended September 30, 1998 ......          401                --                164                --              237
Three Months ended December 31, 1998          237                29                --               2,630**         2,896
Year ended December 31, 1999 .......        2,896                --                733                --            2,163
Year ended December 31, 2000 .......        2,163              (240)***            270                --            1,653



*    All deductions represent write-offs of bad debt.

** This adjustment was made to increase reserves as part of the acquisition of Scitex Digital Video in December, 1998.

***  Adjustments to reduce the level of reserves required.

                                   Accom, Inc.
                        Consolidated Financial Statements
                        As of December 31, 2000 and 1999
                                       And
          For the twelve months ended December 31, 2000, 1999 and 1998,
            For the three months ended December 31, 1998 and 1997 and
                  For the fiscal year ended September 30, 1998
                       with Report of Independent Auditors

                                   Accom, Inc.
                        Consolidated Financial Statements
                        As of December 31, 2000 and 1999
                                       And
          For the twelve months ended December 31, 2000, 1999 and 1998,
            For the three months ended December 31, 1998 and 1997 and
                  For the fiscal year ended September 30, 1998
                       with Report of Independent Auditors

                                    Contents

Report of Ernst & Young LLP, Independent Auditors . . . . . . . . . . . .   F-2

Consolidated Financial Statements:

         Consolidated Balance Sheets . . . . . . . . . . . . . . . . . .    F-3

         Consolidated Statements of Operations . . . . . . . . . . . . .    F-4

         Consolidated Statement of Stockholders' Equity . . . . . . . . .   F-5

         Consolidated Statements of Cash Flows . . . . . . . . . . . . .    F-6

         Notes to Consolidated Financial Statements . . . . . . . . . . .   F-8

                Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders
Accom, Inc.

     We have audited the accompanying consolidated balance sheets of Accom, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the twelve months ended December 31, 2000 and 1999, the three months ended December 31, 1998 and for the fiscal year ended September 30, 1998. Our audits also included the consolidated financial statement schedule listed in the Index at Item 14(a) in Form 10-K. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Accom, Inc. as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for the twelve months ended December 31, 2000 and 1999, the three months ended December 31, 1998 and the fiscal year ended September 30, 1998, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                        Ernst & Young LLP

Palo Alto, California
February 2, 2001, except for
paragraph 1 of
Note 7 and                            F-2
paragraphs 2 and 3
of Note 8,
as to which the
date is March 30, 2001

                                            Accom, Inc.
                                    Consolidated Balance Sheets
                               (in thousands, except per share data)

                                                                              As of December 31,
                                                                              ------------------
                                                                               2000       1999
                                                                             --------    --------
                                  Assets
Current assets:
   Cash and cash equivalents                                                 $    216    $    328
   Restricted cash                                                              1,620        --
   Accounts receivable, net of allowance for doubtful accounts of $1,653
     and $2,163 as of December 31, 2000 and 1999, respectively                  4,400       1,616
   Inventories                                                                  4,992       5,112
   Prepaid expenses and other current assets                                      484         580
                                                                             --------    --------
         Total current assets                                                  11,712       7,636
Property and equipment, net                                                     1,808       2,343
Intangible assets                                                               1,145       1,986
Other assets                                                                       74          70
                                                                             --------    --------
                                                                             $ 14,739    $ 12,035
                                                                             ========    ========

                   Liabilities and Stockholders' Equity
Current liabilities:
   Bank borrowings-line of credit                                            $  1,030    $    559
   Current portion of notes payable                                               224       1,315
   Accounts payable                                                             2,886       2,560
   Accrued liabilities                                                          2,208       1,574
   Accrued warranty                                                               463         463
   Customer deposits                                                            1,131         965
                                                                             --------    --------
         Total current liabilities                                              7,942       7,436
Long-term convertible notes                                                     3,318       3,261

Stockholders' equity:
   Preferred stock, $0.001 par value; 2,000 shares authorized; no shares
     issued and outstanding                                                      --          --
   Common stock, $0.001 par value, at amount paid in; 40,000 shares authorized as of December 31, 2000 and 1999;  10,198 and 10,133 shares
     issued and outstanding as of December 31, 2000 and 1999, respectively     24,252      24,201
   Notes receivable from stockholders                                            (500)       (630)
   Accumulated other comprehensive income                                          (7)       --
   Accumulated deficit                                                        (20,266)    (22,233)
                                                                             --------    --------
     Total stockholders' equity                                                 3,479       1,338
                                                                             --------    --------
                                                                             $ 14,739    $ 12,035
                                                                             ========    ========

      The accompanying notes are an integral part of these consolidated financial statements.

                                                        Accom, Inc.
                                           Consolidated Statements of Operations
                                           (in thousands, except per share data)
                                      Twelve Months Ended,          Three Months Ended,    Fiscal Year Ended,
                                      --------------------          -------------------    ------------------
                                          December 31,                 December 31,           September 30,
                                          ------------                 ------------           -------------
                                 2000        1999       1998         1998       1997              1998
                               --------    --------    --------    --------    --------         --------
                                                      (Unaudited)             (Unaudited)
Sales
    Product                    $ 29,346    $ 28,532    $ 10,961    $  3,030    $  4,060         $ 11,991
    Service                       4,171       4,437         886         333          73              626
                               --------    --------    --------    --------    --------         --------
                                 33,517      32,969      11,847       3,363       4,133           12,617
Cost of sales
    Product                      14,744      14,417       6,286       1,924       1,721            6,083
    Service                         948       1,151         120          50          25               95
                               --------    --------    --------    --------    --------         --------
                                 15,692      15,568       6,406       1,974       1,746            6,178

Gross profit                     17,825      17,401       5,441       1,389       2,387            6,439
                               --------    --------    --------    --------    --------         --------
Operating expenses:
  Research and development        6,518       7,340       3,721       1,210         784            3,295
  Marketing and sales             9,154       9,158       4,916       1,163       1,214            4,967
  General and administrative      2,874       3,072       1,623         703         299            1,219
  Charge for acquired
     in-process technology         --          --         2,195       2,195        --               --
                               --------    --------    --------    --------    --------         --------

  Total operating expenses       18,546      19,570      12,455       5,271       2,297            9,481
                               --------    --------    --------    --------    --------         --------
Operating income (loss)            (721)     (2,169)     (7,014)     (3,882)         90           (3,042)

  Interest and other income         239          93         153          22          54              185
  Interest and other expense       (398)       (507)        (39)        (35)         (1)              (5)
  Gain from sale of ELSET
     product line                 2,888        --          --          --          --               --
                               --------    --------    --------    --------    --------         --------
Income (loss) before provision
     for income taxes             2,008      (2,583)     (6,900)     (3,895)        143           (2,862)
                               --------    --------    --------    --------    --------         --------

Provision for income taxes          (41)        (12)        (19)         (1)         (1)             (19)
                               --------    --------    --------    --------    --------         --------

Net income (loss)              $  1,967    $ (2,595)   $ (6,919)   $ (3,896)   $    142         $ (2,881)
                               ========    ========    ========    ========    ========         ========
Basic net income (loss) per
  share                        $   0.19    $  (0.26)   $  (1.00)   $  (0.52)   $   0.02         $  (0.43)
                               ========    ========    ========    ========    ========         ========
Diluted net income (loss)
  per share                    $   0.16    $  (0.26)   $  (1.00)   $  (0.52)   $   0.02         $  (0.43)
                               ========    ========    ========    ========    ========         ========
Shares used in computing
  basic net  income (loss)
  per share                      10,180      10,124       6,891       7,552       6,638            6,662
                               ========    ========    ========    ========    ========         ========
Shares used in computing
  diluted net  income
  (loss) per share               14,089      10,124       6,891       7,552       7,034            6,662
                               ========    ========    ========    ========    ========         ========


      The accompanying notes are an integral part of these consolidated financial statements.

                                                        Accom, Inc.
                                      Consolidated Statement of Stockholders' Equity
                                                      (in thousands)
                                                                  Notes       Accumulated                      Total
                                                                  -----       -----------                      -----
                                                               Receivable        Other                         Stock-
                                                               ----------        -----                         ------
                                        Common Stock,             From       Comprehensive   Accumulated      Holders'
                                        -------------             ----       -------------   -----------      --------
                                    Shares         Amount     Stockholders       Income        Deficit         Equity
                                    ------         ------     ------------       ------        -------         ------
Balances, September 30, 1997          6,627     $     21,427  $        -      $       -       $ (12,861)      $ 8,566
  Issuance of common stock
     upon exercise of stock
     options                             33             25             -              -               -            25
  Issuance of common stock
     through Employee Stock
     Purchase Plan                       15             14             -              -               -            14
  Purchase of common stock by
     Company                             (4)            (4)            -              -               -            (4)
  Net loss and comprehensive
     loss                                 -              -             -              -          (2,881)       (2,881)
                                 -------------- ------------- -------------- --------------- ------------- -----------
Balances, September 30, 1998          6,671         21,462                            -         (15,742)        5,720
  Issuance of common stock
     through private sales for
     cash and notes receivable        3,450          2,180          (630)             -               -         1,550
  Issuance of warrants for
     common stock                         -            555             -              -               -           555
  Net loss and comprehensive
     loss                                 -              -             -              -          (3,896)       (3,896)
                                 -------------- ------------- -------------- --------------- ------------- -----------
Balances, December 31, 1998          10,121         24,197          (630)             -         (19,638)        3,929
  Issuance of common stock
     upon exercise of stock
     options                             12              4                            -               -             4
  Net loss and comprehensive
     loss                                 -              -                            -          (2,595)       (2,595)
                                 -------------- ------------- -------------- --------------- ------------- -----------
Balances, December 31, 1999          10,133         24,201           (630)            -         (22,233)        1,338
  Issuance of common stock
     upon exercise of stock
     options                             65             51             -              -               -            51
  Payments by stockholders of
     notes receivable                     -              -           130              -               -           130
  Translation adjustment                  -              -             -             (7)              -            (7)
  Net income                              -              -             -              -           1,967         1,967
                                 -------------- ------------- -------------- --------------- ------------- -----------
Balances, December 31, 2000          10,198     $     24,252  $     (500)     $      (7)       $(20,266)     $  3,479
                                 ============== ============= ============== =============== ============= ===========

      The accompanying notes are an integral part of these consolidated financial statements.

                                                        Accom, Inc.
                                           Consolidated Statements of Cash Flows
                                                      (in thousands)
                                                    Twelve Months Ended,         Three Months Ended,   Fiscal Year Ended,
                                                    --------------------         -------------------   ------------------
                                                         December 31,                December 31,         September 30,
                                                         ------------                ------------         -------------
                                                 2000       1999        1998      1998       1997            1998
                                                -------    -------    -------    -------    -------         -------
                                                                    (Unaudited)           (Unaudited)
    Cash Flows From Operating Activities
Net income (loss)                               $ 1,967    $(2,595)   $(6,919)   $(3,896)   $   142        $(2,881)
Adjustments to  reconcile  net income
  (loss) to net cash  provided by (used in)
     operating activities:
   Charge for acquired in-process technology       --         --        2,195      2,195       --             --
   Depreciation and amortization of goodwill
     and other acquisition-related
     intangibles                                    939      1,408        707        275        118            550

   Gain on sale of ELSET product line            (2,888)      --         --         --         --             --
   Changes in operating assets and
       liabilities, net of effects of
       reserves to streamline operations and
       of sale of ELSET product line:
     Accounts receivable                         (2,784)     1,962      2,494        950       (325)         1,219
     Inventories                                    120        632        561        799       (309)          (547)
     Income tax refunds receivable                 --         --          243       --          378            621
     Prepaid expenses and other current
       assets                                        96        (45)       277         36        (97)           144
     Other assets                                    (4)         7       --         --         --             --
     Accounts payable                               326        464       (884)      (114)       570           (200)
     Accrued liabilities and customer
       deposits                                     260     (1,659)      (383)       131        187           (327)
     Deferred revenue                              --          (87)       (45)      --           (9)           (54)
Translation adjustment                               (7)      --         --         --         --             --
                                                -------    -------    -------    -------    -------        -------
   Net cash provided by (used in) operating
       activities                                (1,975)        87     (1,754)       376        655         (1,475)
                                                 -------    -------    -------    -------    -------        -------

    Cash Flows From Investing Activities
Expenditures for property and equipment            (391)      (400)      (326)       (48)      (344)          (622)
Proceeds from disposal of property and
   equipment, net of the effect of the sale
   of the ELSET product line                         11        351       --         --         --             --
Decrease in customer service inventories            326       --         --         --         --             --
Acquisition of Scitex Digital Video business       --         --       (7,893)    (7,893)      --             --
                                                -------    -------    -------    -------    -------        -------
       Net cash used in investing activities        (54)       (49)    (8,219)    (7,941)      (344)          (622)
                                                -------    -------    -------    -------    -------        -------
    Cash Flows from Financing Activities

Borrowings and payments on line of credit, net      471     (3,357)     3,916      3,916       --             --
Repayments on notes payable                        (643)      (750)       (10)      --          (14)           (24)
Proceeds from long-term notes                        57      3,261       --         --         --             --
Issuance of common stock                             51          4      1,563      1,550         26             39
Repurchase of common stock                         --         --           (4)      --         --               (4)
Restricted cash                                  (1,620)     1,132     (1,132)    (1,132)      --             --
Repayment of notes receivable from
   stockholders                                     130       --         --         --         --             --
Net proceeds from sale of ELSET product line      3,471       --         --         --         --             --
                                                -------    -------    -------    -------    -------        -------
       Net cash provided by financing
          activities                              1,917        290      4,333      4,334         12             11
                                                -------    -------    -------    -------    -------        -------

Net increase (decrease) in cash and cash
   equivalents                                     (112)       328     (5,640)    (3,231)       323         (2,086)

Cash and cash equivalents at beginning of
   the period                                      (328)      --        5,640     (3,231)     5,317          5,317
                                                -------    -------    -------    -------    -------        -------
Cash and cash equivalents at end of the
   period                                       $   216    $   328    $  --      $  --      $ 5,640        $ 3,231
                                                =======    =======    =======    =======    =======        =======

                                                        -Continued-

      The accompanying notes are an integral part of these consolidated financial statements.

                                                        Accom, Inc.
                                     Consolidated Statements of Cash Flows (Continued)
                                                      (in thousands)
                                                      Twelve Months Ended,          Three Months Ended,   Fiscal Year Ended,
                                                      --------------------          -------------------   ------------------
                                                          December 31,                 December 31,          September 30,
                                                          ------------                 ------------          -------------
                                                   2000       1999        1998        1998      1997            1998
                                                   ----       ----        ----        ----      ----            ----
                                                                       (Unaudited)          (Unaudited)
Supplemental Disclosure of Cash Flow
               Information
Interest paid                                      $ 379      $ 374      $   22      $   22      $  1            $  1
                                                   =====      =====      ======      ======      ====            ====

Income taxes paid
                                                   $  16      $   7      $   17      $    1      $  1            $ 17
                                                   =====      =====      ======      ======      ====            ====

Noncash investing and financing activities:

  Issuance of common stock in exchange
     for notes receivable                          $ --       $ --       $  630      $  630      $--             $--
                                                   =====      =====      ======      ======      ====            ====
  Issuance of warrants as partial
     consideration for acquisition of
     Scitex Digital Video business                 $ --       $ --       $  555      $  555      $--             $--
                                                   =====      =====      ======      ======      ====            ====
  Issuance of notes payable as partial
     consideration for Scitex Digital
     Video business                                $ --       $ --       $2,065      $2,065      $--             $--
                                                   =====      =====      ======      ======      ====            ====

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

The financial statements of the Company have been prepared on a basis assuming it continues as a going concern. The Company has an accumulated deficit of $20.3 million at December 31, 2000 and has used cash in operating activities of $2.0 million during the twelve months ended December 31, 2000. The Company had net income of $2.0 million in the twelve months ended December 31, 2000, including a $2.9 million gain on the sale of the ELSET product line. The Company incurred a net loss of $2.6 million in the twelve months ended December 31, 1999, a net loss of $3.9 million in the three months ended December 31, 1998, and a net loss of $2.9 million in the twelve months ended September 30, 1998. There can be no assurance that the Company will be profitable on a quarterly or annual basis in the future. The Company is dependent upon the availablity of funds from its revolving line of credit with The Provident Bank and has a history of non-compliance and re-negotiation of covenants with the Bank (see Note 7). Consequently, although the Company believes its existing cash balances together with operating revenues and funds anticipated to be available from its revolving line of credit will provide adequate funding to meet the Company's liquidity requirements for the next twelve months, there can be no assurance the adequate funding will be available on terms favorable to the Company or at all. In the event the Company in unable to generate sufficient cash flows from revenues or secure additional sources of capital, management will adjust the operating plan and delay or reduce the Company's expenditures and the scope of its operations to reduce the need for additional cash resources. If such efforts are not successful, the Company's ability to continue as a going concern may be severely impaired.

One customer, Grass Valley Group, a distributor, accounted for 11% of the Company's net sales for the twelve months ended December 31, 2000. No customer accounted for 10% or more of net sales for the twelve months ended December 31, 1999. One customer, AIM Co. Ltd., a distributor, accounted for 14% and 16% of net sales for the three months ended December 31, 1998, and for the twelve months ended September 30, 1998, respectively. Sales to countries outside the United States and Canada were 35% and 34% for the years ended December 31, 2000 and 1999, respectively. For the three months ended December 31, 1998, and for the twelve months ended September 30, 1998, export sales were approximately 45%. Export sales to Europe and the Pacific Rim were 15% and 17%, respectively, for the twelve months ended December 31, 2000, 14% and 18%, respectively, for the twelve months ended December 31, 1999, 17% and 21%, respectively, for the three months ended December 31, 1998, and 19% and 22%, respectively, for the twelve months ended September 30, 1998.

                                   Accom, Inc.
                   Notes to Consolidated Financial Statements


1. Nature of the Business and Basis of Presentation (continued)

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

The Company sold these assets in exchange for: $4,000,000 in cash and a warrant to purchase 70,423 shares of Orad. The warrant was valued at a nominal amount.

The Company recognized a gain in 2000 from the sale of the ELSET virtual set product line of $2.9 million. The pre-tax gain was $2,888,000, computed based upon ELSET's net assets as of January 21, 2000, and other direct expenses related to the sale. The reported $2,888,000 gain excludes an additional
$400,000 contingent gain which was deferred under the terms of the asset purchase agreement and was to be used to settle any indemnification claims between the Company and Orad arising during the year following the transaction. In January 2001, Orad indicated that it would not make any claims against the escrow account and the funds were subsequently released to the Company. The Company recorded the resulting gain in its January 2001 financial statements.

The Company used the cash proceeds of the sale to: (a) pay the $1.5 million balance outstanding on the line of credit with LaSalle Business Credit, Inc.;
(b) pay the $565,000 balance remaining on one of the notes payable to Scitex Digital Video; (c) according to an agreement with the American Bankers Insurance Group, set aside sufficient funds to: (1) pay the second note payable to Scitex Digital Video in the amount of $750,000 when it came due in April 2000 and (2) pay transaction expenses associated with the sale of ELSET.

2. Summary of Significant Accounting Policies

Reclassifications

Certain amounts in the prior years' financial statements have been reclassified to conform with the presentation for the twelve months ended December 31, 2000.

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

Inventories

Inventories are stated at the lower of cost (which approximates actual cost using the first-in, first-out method) or market. Market value is based upon an estimated average selling price reduced by normal gross margins.

Advertising Costs

The Company expenses advertising costs in the period in which they are incurred. Advertising costs for the twelve months ended December 31, 2000, 1999, and 1998 were approximately $333,000, $159,000, and $234,000, respectively. Advertising costs for the three months ended December 31, 1998 and 1997 were approximately $ 18,000 and $6,000, respectively. For the fiscal year ended September 30, 1998, advertising costs were approximately $223,000.

Software Development Costs

Product development costs include costs related to software products that are expensed as incurred until the technological feasibility of the product is established. After technological feasibility is established, any additional costs are capitalized in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed." Based on the Company's product development process, technological feasibility is established upon the completion of a working model. Costs incurred by the Company between the completion of the working model and the point at which the product is ready for general release have been insignificant. Therefore, through December 31, 2000, the Company has charged all such costs to research and development expense in the period incurred.

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

Revenue Recognition

Revenues are recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant obligations with regard to implementation remain, the fee is fixed or determinable, and collection is probable. Services revenues resulting from warranty and maintenance agreements are deferred and recognized on a straight-line basis over the life of the related agreement, which is typically from one to two years.

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

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. In October 2000, the SEC issued a "Frequently Asked Questions" document on SAB 101 to provide further definitive guidance on the

                                   Accom, Inc.
                   Notes to Consolidated Financial Statements


2. Summary of Significant Accounting Policies (continued)

implementation of SAB 101. SAB 101 is effective for years beginning after December 15, 1999. The Company was required to adopt SAB 101 in the fourth quarter of fiscal 2000. The adoption of SAB 101 has not had a material impact on the Company's financial statements.

Accounting for Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options because, as discussed in Note 10, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized. Option grants to all others are accounted for under the fair value method prescribed by FAS 123 and Emerging Issues Task Force Consensus No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." The fair value of such options is determined using the Black-Scholes method.

In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies certain elements of APB Opinion No. 25, including: the definition of an employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as non-compensatory, the accounting consequences of various modifications to the terms of a previously fixed stock option award, and the accounting for an exchange of options in a business combination. FIN 44 was effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The adoption of this interpretation did not have an effect on the Company's financial statements.

Intangible Assets

Intangible assets were acquired in the acquisition of the Scitex Digital Video, Inc. business in December 1998. Intangibles are being amortized on a straight line basis. The

                                   Accom, Inc.
                   Notes to Consolidated Financial Statements


2. Summary of Significant Accounting Policies (continued)

Company will regularly perform reviews to determine if the carrying value of the assets is impaired. The reviews look for the existence of facts or circumstances, either internal or external, which indicate the carrying value of the asset cannot be recovered. If there is impairment in the future, the Company will measure the amount of the loss based on undiscounted expected future cash flows from the impaired assets. The cash flow calculations would be based on management's best estimates, using appropriate assumptions and projections at the time.

Based on a review of the accruals recorded in December 1998 in connection with the SDV acquisition, accruals and related intangibles acquired in the SDV acquisition were reduced by $858,000 as of December 31, 1999. In addition, as of December 31, 2000, accruals and related intangibles were reduced by $448,000. This reduction related to settlement in December 2000 of indemnification claims relating to the purchase of SDV which were identified during the allocation period following the acquisition.

Intangible assets consist of the following:
           --------------------------------------------------------------------------------------------
                                           Estimated
                Intangible Category       Useful Life        2000           1999            1998
           --------------------------------------------------------------------------------------------
                                          (in years)                   (in thousands)
           Core technology                     8         $      525       $    642       $    869
           Developed technology                5              1,045          1,281          1,732
           Other intangibles                 3-15               418            512            692
                                                       ------------------------------------------------
                                                              1,988          2,435          3,293
           Less: Accumulated
                 amortization                                   843            449             46
                                                       ------------------------------------------------
                                                          $   1,145        $ 1,986        $ 3,247

Acquired In-Process Technology

In-process technology acquired in the acquisition of Scitex Digital Video, Inc. in December 1998, was accounted for under the purchase method and was expensed upon acquisition.

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

The dilutive effect of options, warrants, and convertible notes was considered in the computation of diluted earnings per share for the year ended December 31, 2000. The dilutive effect of options was considered in the computation of diluted earnings per share for the three months ended December 31, 1997.

The total number of shares related to outstanding options, warrants and convertible notes excluded from the calculations of diluted net loss per share were 2,875,307 and 29,000 for the twelve months ended December 31, 1999 and 1998, respectively, 12,000 for the three months ended December 31, 1998, and 77,000 for the fiscal year ended September 30, 1998. These shares were anti-dilutive for the respective periods.

                                   Accom, Inc.
                   Notes to Consolidated Financial Statements


2. Summary of Significant Accounting Policies (continued)

The following  table sets forth the  computation of basic and diluted net income
(loss) (in thousands, except for per share amounts):
                                                                                                Fiscal Year
                                                                                                -----------
                                         Twelve Months Ended,           Three Months Ended,        Ended
                                         --------------------           -------------------        -----
                                              December 31                   December 31,        September 30
                                              -----------                   ------------        ------------
                                      2000       1999        1998        1998        1997           1998
                                    --------   --------    --------    --------    --------       --------
Numerator:
Numerator  for basic  net  income
(loss) per share-net income (loss)   $  1,967   $ (2,595)   $ (6,919)   $ (3,896)   $    142       $ (2,881)
Effect of dilutive securities:
        8% convertible notes
       (interest)                         331       --          --          --          --             --
                                     --------   --------    --------    --------    --------       --------
Numerator for diluted net income
(loss) per share-income
available to stockholders after
assumed conversions:                 $  2,298   $ (2,595)   $ (6,919)   $ (3,896)   $    142       $ (2,881)
Denominator:
Denominator for basic net income
(loss) per share-weighted
average shares                         10,180     10,124       6,891       7,552       6,638          6,662
Effect of dilutive securities:
        Employee stock options            390       --          --          --           396           --
        Warrants                           19       --          --          --          --             --
        8% convertible notes            3,500       --          --          --          --             --
                                     --------   --------    --------    --------    --------       --------
Denominator for diluted net
income per share-weighted
average shares and assumed
conversions                            14,089     10,124       6,891       7,552       7,034          6,662
Basic net income (loss) per share    $   0.19   $  (0.26)   $  (1.00)   $  (0.52)   $   0.02       $  (0.43)
                                     ========   ========    ========    ========    ========       ========
Diluted  net  income  (loss)  per
share                                $   0.16   $  (0.26)   $  (1.00)   $  (0.52)   $   0.02       $  (0.43)
                                     ========   ========    ========    ========    ========       ========

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

Management has traditionally organized the business in four market sub-segments under one industry segment which includes activities relating to development, manufacturing and marketing of digital video equipment. Starting in 2000, the Company reduced the number of sub-segments to three reflecting changes in the Company's product offerings. The Company's three reportable sub-segments are Post Production, Distribution, and Other. The Company's post product sub-segment sells the following products to customers and distributors: 8150 Digital Switcher, Axial(R)3000 on-line editor, Affinity(TM) nonlinear editor, APR(TM) disk recorder, WSD(R)/2Xtreme disk recorder, and WSD(R)/HD disk recorder. The Company's distribution sub-segment sells the following products to customers and distributors: Dveous(TM) and Brutus digital effects systems, Axess(TM) server, and Abekas(R)6000 server. The "Other" sub-segment consists primarily of customer service revenues. The chief operating decision maker relies primarily on revenue to assess market segment performance.

The following table summarizes the Company's net sales, in thousands, for the twelve months ended December 31, 2000, by market segment:

                                       Twelve Months Ended
                                       -------------------
                                        December 31, 2000
                                        -----------------
                   Market             Amount           Percent
                   ------             ------           -------

               Post-Production       $ 16,159            48.2%
               Distribution            13,187            39.3%
               Other                    4,171            12.5%
                                     --------           -----
                                     $ 33,517           100.0%

                                   Accom, Inc.
                   Notes to Consolidated Financial Statements


2. Summary of Significant Accounting Policies (continued)

The following table summarizes the Company's net sales, in thousands, for twelve months ended December 31, 2000, by geographic region:

                                             Twelve Months Ended
                                             -------------------
                                              December 31, 2000
                                              -----------------
               Geographic Region          Amount             Percent
               -----------------          ------             -------

               U. S. and Canada          $  21,696            64.7%
               Europe                        5,115            15.3%
               Asia (excluding Japan)        4,067            12.1%
               Japan                         1,649             4.9%
               Latin America                   990             3.0%
                                         ---------           -----
                                         $  33,517           100.0%


Substantially all of the Company's assets are in the United States. All sales are accepted and approved in the United States.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133, as amended, establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. The Company is required to adopt FAS 133 effective January 1, 2001. However, because the Company does not currently utilize derivative financial instruments, the impact of FAS 133 will not be material to the Company's financial position, results of operations, or cash flows.

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

Under the terms of the agreement, the total purchase consideration included the following:

                                                             (in thousands)

                         Cash payment                                  $7,893
                         Fair value of warrants                           555
                         Subordinated promissory notes                  2,065
                         Liabilities assumed                            3,324
                         Other transaction costs                        1,589
                                                           -------------------
                                                                      $15,426
                                                           ===================

The warrants are for 250,000 shares and 750,000 shares of the Company's common stock, at $1 and $3 per share, respectively, and are exercisable through the earlier of December 10, 2009, or a consummation of a corporate transaction in which 50% or more of the Company's voting power will be sold. In lieu of payment, the holder has an option to exchange his warrants (or any portion thereof) for shares of common stock equal to the value of the amount of the warrant being exchanged on the date of exchange (calculated based on the excess of the fair value of the share over the exercise price, divided by the fair value - and then multiplied by the applicable number of shares the warrant is exercisable into). If the Company's common stock were to trade for over 20 days at a price of 140% of the exercise price, the Company shall have the right to call the warrant for redemption at a price of $0.01 per share then outstanding.

                                   Accom, Inc.
                   Notes to Consolidated Financial Statements


3.  Business Combinations (continued)

The Company issued two subordinated promissory notes in the amounts of $750,000 and $1,315,000. The first note was due in April 2000. Principal was to be paid together with interest in arrears on the unpaid principal balance at a variable rate equal to the Merrill Lynch Money Market Rate. The Company paid SDV $89,000 in April 2000 and $224,000 in January 2001 as full settlement of the note (including interest). The remaining principal not paid, $484,000, was kept by the Company as settlement of indemnification claims relating to the purchase of SDV which were identified during the purchase price allocation period following the acquisition. The second note consisted of $900,000 due in 1999 and $415,000 due in 2000. Payments were to be made on a quarterly basis starting on March 31, 1999. Principal was to be paid together with interest in arrears on the unpaid principal balance at an annual rate of 10%, increasing by 1% at the beginning of every fiscal quarter starting with July 1, 1999. $750,000 was paid on the note in 1999. The remaining balance of $565,000 was paid in January 2000.

The purchase price was allocated based upon the estimated fair value of the assets acquired. The Purchase Price was allocated as follows (in thousands):

                   Acquired core technology                          $   869
                   Acquired developed technology                       1,732
                   Acquired in-process technology                      2,195
                   Acquired other identifiable intangible assets         692
                   Net tangible assets acquired                        9,938
                                                                  -----------
                                                                    $ 15,426
                                                                  ===========

The Company allocated SDV's purchase price based on the relative fair value of the net tangible and intangible assets acquired. In performing this allocation, the Company considered, among other factors, the technology research and development projects in process at the date of acquisition. SDV's in-process research and development program consisted of the development of future digital editing and digital video effects products. At the date of the acquisition, SDV's research and development programs were approximately 52% completed and total continuing research and development commitments to complete the projects were expected to be approximately $3.3 million, and be successfully completed by early 2000. The value assigned to purchased in-process R&D was determined by estimating the costs to develop SDV's purchased in-process research and development into commercially viable products, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present value. The rates utilized to discount the net cash flows to their present value were based on the Company's weighted average cost of capital. A discount rate of 35% was

                                   Accom, Inc.
                   Notes to Consolidated Financial Statements


3. Business Combinations (continued)

used for valuing the in-process research and development and is intended to be commensurate with the Company's corporate maturity, the risks involved in R&D projects of this type, and the uncertainties in the economic estimates described above.

Financing

On December 10, 1998, the Company entered into a Loan and Security Agreement (the "Loan Agreement") with LaSalle Business Credit, Inc. The Company borrowed approximately $3,340,000 under the Loan Agreement which constituted a portion of the cash consideration for SDV.

Unaudited Pro Forma

The following summary unaudited pro forma information shows the pro forma combined results of Accom and SDV for the three months ended December 31, 1998 and for the twelve months ended September 30, 1998 and 1997, as if the SDV acquisition had occurred on October 1, 1996 at the purchase price established in December, 1998. The pro forma information was prepared from unaudited information. Accordingly, the results are not necessarily indicative of those which would have occurred had the acquisition actually been made on October 1, 1996 or of future operations of the combined companies. The pro forma results for 1997 combine the Company's results for the twelve months ended September 30, 1997 with SDV's results for the twelve months ended December 31, 1997. The pro forma results for the twelve months ended September 30, 1998 combine the Company's results for the twelve months ended September 30, 1998 with SDV's results for the twelve months from October 1, 1997 through September 30, 1998. As a consequence of this presentation, SDV's results for the twelve months of October 1, 1997 through December 31, 1997 are included in the results for both the twelve months ended September 30, 1998 and 1997.

The following unaudited pro forma results include the straight-line amortization of intangible assets:

                                         Three Months Ended    Twelve Months
                                         ------------------    -------------
(In Thousands, Except Per Share Data)       December 31,     Ended September 30,
                                            -------------      ---------------
                                                1998                 1998
                                                ----                 ----

Revenue                                 $      9,768          $     44,679
Net loss                                      (8,571)              (18,529)
Basic and diluted loss per share               (0.85)                (1.83)

                                   Accom, Inc.
                   Notes to Consolidated Financial Statements


4. Inventories

Inventories consist of the following:

                                                   As of December 31,
                                                   ------------------
                                                  2000            1999
                                                  ----            ----
                                                     (in thousands)

Purchased parts and materials                  $  1,490       $   1,656
Work-in-process                                   2,174           1,634
Finished goods                                      249             369
Demonstration inventory                           1,079           1,453
                                             --------------- ---------------
                                               $  4,992       $   5,112
                                             --------------- ---------------

5. Property and Equipment

Property and equipment consist of the following:

                                                   As of December 31,
                                                   ------------------
                                                  2000             1999
                                                  ----             ----
                                                     (in thousands)

Machinery and equipment                        $  3,623       $    3,399
Furniture and fixtures                              375              367
Computer equipment                                1,364            1,422
Service inventory                                   888            1,214
                                            ---------------- ---------------
                                                  6,250            6,402
Less:  accumulated depreciation                  (4,442)          (4,059)
                                            ---------------- ---------------
Net property and equipment                     $  1,808       $    2,343
                                            ---------------- ---------------

Depreciation expense for the twelve months ended December 31, 2000 and 1999, the three months ended December 31, 1998, and the fiscal year ended September 30, 1998 was $546,000, $1.0 million, $229,000, and $550,000.

6. Accrued Liabilities

Accrued liabilities consist of the following:

                                                   As of December 31,
                                                   ------------------
                                                  2000            1999
                                                  ----            ----
                                                     (in thousands)

Accrued compensation                           $   441        $    317
Accrued outside sales commissions                  368             534
Accrued acquisition liabilities                     -               45
Accrued ELSET sale liabilities                     496              -
Accrued supplier commitments                       555              -
Other                                              348             678
                                             --------------- ---------------
                                               $ 2,208        $  1,574
                                             =============== ===============

                                   Accom, Inc.
                   Notes to Consolidated Financial Statements


7. Bank Borrowings

On February 10, 2000, the Company entered into an agreement with The Provident Bank ("Provident"), an Ohio chartered bank, for a revolving line of credit ("line"). Provident issued modifications to the original agreement on August 11, 2000, and February 13, 2001 and March 30, 2001. In addition, Provident issued a waiver for non-compliance of a financial covenant on October 26, 2000. Borrowings against the line are subject to levels of eligible accounts receivable and compliance with certain financial covenants, including interest coverage, tangible net worth, EBITDA, and capital expenditures covenants. As of December 31, 2000, the Company was not in compliance with a financial covenant. Coinciding with the February 13, 2001, amendment, Provident issued a waiver of non-compliance for the December 31, 2000, violation. Additionally, the February 13, 2001, modification resulted in changes in the covenants. These changes were to the values of interest coverage ratios, tangible net worth, EBITDA, and capital expenditures which form the basis of the covenants. The March 30, 2001, modification also adjusted the values required for the interest coverage, tangible net worth, and EBITDA covenants. Additionally, the March 30, 2001, modification increased the interest rate charged on borrowing by 25 basis points and reduced the percentage of eligible receivables available for borrowing from 80% to 60%.

At inception, the line allowed for borrowings up to $1,500,000 with provisions for increasing the amount to $2,000,000 which were never instituted. The amount of the line remained at $1,500,000 until the February 13, 2001, amendment which increased the amount to $2,000,000. As of December 31, 2000, the Company had outstanding borrowings against the line of $1.0 million. An additional $469,000 was available for borrowing at the time.

Interest accrues on outstanding borrowings at the bank's prime rate plus 250 basis points. The interest rate charged at December 31, 2000, was 11.75%. All sums outstanding under the agreement are due on January 31, 2002. Borrowings are secured by all assets of the Company.

As part of its agreement with Provident, the Company agreed to turn all of its incoming cash deposits over to Provident. As deposits are received by the Company, the funds are "swept" into an account controlled by Provident. The deposits are used to reduce outstanding balances with Provident. To fund operations, the Company requests cash advances by Provident, the availability of which is determined by the factors discussed above.

To the extent that the Company does not fully utilize the line of credit, Provident charges a "commitment fee," which is equal to 0.5% per year of the portion of the credit line not utilized.

The Company may terminate the line before March 1, 2003, only if it has no outstanding

                                   Accom, Inc.
                   Notes to Consolidated Financial Statements


7. Bank Borrowings (continued)

balance with Provident and has made no borrowings against the line for six consecutive months. In addition, there is a termination fee of $20,000.

From December 1998 to January 2000, the Company maintained a revolving line of credit with LaSalle Business Credit, Inc. ("LBC"), a subsidiary of ABN AMRO Bank, N.V. The line of credit provided for borrowings subject to the level of eligible accounts receivable and required compliance with certain financial covenants. As of December 31, 1999, Accom had outstanding borrowings with LBC of $559,000. On that date, the interest rate charged on outstanding borrowings was 12.25%. Accom used a portion of the proceeds from the sale of the ELSET product line in January 2001 to pay the closing balance held with LBC which totaled $1.5 million.

Restricted Cash

As of December 31, 2000, the Company had $1.6 million in restricted cash. This balance consisted of the following components: (1) $375,000 in deposits collected by the Company but not yet "swept" to Provident under the terms of the line of credit agreement (2) $760,000 in funds reserved for (i) payment of the note owed to Scitex Digital Video, Inc. ("SDV") ($224,000) (ii) funds reserved for the payment of SDV note which were released to the Company by the settlement with SDV (see Note 3) but which had not yet been turned over to Provident under the terms of the line of credit agreement ($484,000) (iii) payment of any expenses relating to the sale of the ELSET product line ($52,000) (3) $420,000 in funds reserved in an escrow account maintained at Provident Bank as a condition of the sale of the ELSET product line in January 2000 (see Note 1) to satisfy any indemnification claims between the Company and purchaser that might arise between the date of the sale and the one-year anniversary of the sale, January 21, 2001. In January 2001, the $420,000 related to the ELSET sale was released to the Company.

8. Long-Term Debt

On March 12, 1999, the Company completed a private placement of $3.5 million in senior subordinated convertible notes with a group of investors led by the American Bankers Insurance Group, Inc. ("ABIG"). The Company recorded the transaction on its books net of the expenses incurred in completing the transaction. In each month since the transaction, the Company has amortized a portion of the issuance costs as summarized below (in thousands):

                                   Accom, Inc.
                   Notes to Consolidated Financial Statements


8. Long-Term Debt (continued)

        Proceeds of issuance of senior subordinated convertible notes    $3,500

        Less:  Issuance costs                                              (277)
                                                                        --------
        Book value of notes at issuance                                   3,223
        Plus:  Issuance costs expensed in 1999                               38
        Plus:  Issuance costs expensed in 2000                               57
                                                                        --------
        Book value of notes at December 31, 2000                         $3,318
                                                                        ========


The Company will continue to amortize the issuance costs until the notes are paid in 2004 or ABIG exercises its conversion rights.

The agreement between the Company and the holders of the convertible notes was amended and certain waivers granted on November 3, 1999, February 10, 2000, January 29, 2001, and March 30, 2001. Additional waivers were granted on April 18, 2000, July 19, 2000 and October 25, 2000. As part of its agreement to grant certain waivers on February 10, 2000, ABIG stipulated that the Company use the proceeds from sale of the ELSET virtual set product line to IMadGINE Video Systems Marketing B.V. (see Note 1) to (a) pay or reserve funds to pay for all debt owed to Scitex Digital Video and (b) reserve funds for the payment of all transaction fees relating to the sale of the ELSET product line. As part of the January 29, 2001, amendment, the parties agreed to reduce the conversion price of the shares from $1.30 to $1.00 and to modify certain of the conditions under which Accom could prepay the notes.

The notes currently have a coupon rate of 8% per year, mature in 2004, and are convertible into shares of Accom common stock at a price of $1.00 per share. If the Company fails to meet certain covenants specified in the agreement between the Company and ABIG, ABIG has the right to declare the notes immediately due. As of December 31, 2000, the Company was not in compliance with the covenants. In the January 29, 2001, Amendment and Waiver, ABIG waived compliance with the covenants through September 30, 2001. In the March 30, 2001, Amendment and Waiver, ABIG waived compliance with the covenants through December 31, 2001.

The proceeds from the private placement were used to partially pay the balance on the revolving line of credit with LaSalle Business Credit that was outstanding at the time the proceeds were received.

                                   Accom, Inc.
                   Notes to Consolidated Financial Statements


9. Commitments

Leasing Arrangements

The Company leases its primary office and manufacturing facility in Menlo Park, California, under an operating lease which expires in June 2005. The Company leases another office in Grass Valley, California, under an operating lease which expires in April 2004. The Company leases storage space in Redwood City, California, under a lease that expires in January 2002. In addition, the Company leases office space in Hong Kong under a lease which expired in January 2001. Following the expiration of the lease for the Hong Kong office space in January 2001, the space will be rented on a month-to- month basis. Rent expense for the twelve months ended December 31, 2000 and 1999, the three months ended December 31, 1998 and the fiscal year 1998 was approximately $1,049,000, $628,000, $131,000, and $465,000, respectively.

Future minimum rental payments under noncancelable leases at December 31, 2000, are as follows (in thousands):

           2001                                            $    1,184
           2002                                                 1,001
           2003                                                 1,009
           2004                                                   922
           2005                                                   443
                                                          -------------
           Total                                           $    4,559
                                                          =============

The Company was a sublessor for a portion of its primary office and manufacturing facility. No sublease rental income was earned in 2000. Sublease rental income for the twelve months ended December 31, 1999, the three months ended December 31, 1998 and for fiscal 1998 was approximately $86,000, $27,000, and $175,000, respectively.

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

                                   Accom, Inc.
                   Notes to Consolidated Financial Statements

10.  Stockholders' Equity (continued)

Stock Options (continued)

Stock option activity is summarized below:

                                            Shares           Outstanding Options             Weighted
                                           Available         -------------------              Average
                                           For Grant       Number of        Price Per        Exercise
                                          of Options         Shares           Share            Price
                                          ----------         ------           -----            -----
Balances at September 30, 1997                 948,772        1,530,421    $0.48-$5.88         $1.27
   Shares authorized                            66,597         -                -                -
   Options granted                          (1,456,920)       1,456,920    $0.81-$1.63         $1.01
   Options exercised                           -                (33,109)   $0.48-$1.31         $0.76
   Options cancelled                         1,702,899       (1,702,899)   $0.48-$1.69         $1.26
                                       --------------------------------------------------------------------
Balances at September 30, 1998               1,261,348        1,251,333    $0.48-$5.88         $1.00
   Shares authorized                           -               -                -
   Options granted                            (804,000)         804,000    $0.31-$0.65         $0.63
   Options exercised                           -               -                -                -
   Options cancelled                            40,615          (40,615)   $0.81-$1.03         $0.98
                                       --------------------------------------------------------------------
Balances at December 31, 1998                  497,963        2,014,718    $0.31-$5.88         $0.85
   Shares authorized                           -               -                -                -
   Options granted                            (121,400)         121,400    $0.41-$1.25         $0.71
   Options exercised                           -                (12,083)   $0.31-$0.48         $0.34
   Options cancelled                           195,583         (195,583)   $0.48-$1.03         $0.82
                                       --------------------------------------------------------------------
Balances at December 31, 1999                  572,146        1,928,452    $0.31-$5.88         $0.85
   Shares authorized                           -               -                -                -
   Options granted                            (244,900)         244,900    $0.25-$1.97         $0.87
   Options exercised                                            (65,030)   $0.31-$1.03         $0.78
   Options cancelled                           178,131         (178,131)   $0.31-$1.03         $0.71
                                       --------------------------------------------------------------------
Balances at December 31, 2000                  505,377        1,930,191    $0.25-$5.88         $0.87
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

The options outstanding as of December 31, 2000 have been segmented into ranges:
                                            Weighted
                                             Average          Weighted                          Weighted
      Range of                             Remaining          Average           Options         Average
      Exercise             Options        Contractual         Exercise         Currently        Exercise
       Prices           Outstanding           Life             Price          Exercisable        Price
       ------           -----------           ----             -----          -----------        -----
    $0.25 - $0.53            107,195           6.01              $0.43              58,385        $0.47
        $0.65                595,821           7.94              $0.65             282,821        $0.65
    $0.72 - $1.00            357,400           8.24              $0.87             151,665        $0.88
        $1.03                812,275           5.49              $1.03             786,248        $1.03
    $1.06 - $5.88             57,500           8.17              $1.64              52,500        $1.60
                      -------------------------------------------------------------------------------------
    $0.25 - $5.88          1,930,191           6.87              $0.87          1,331,619         $0.93
                      =====================================================================================

As of December 31, 2000, the Company has reserved 2,435,568 shares of common stock for issuance upon the exercise of stock options under all of its plans.

Employee Stock Purchase Plan

The Company instituted an Employee Stock Purchase Plan ("the Purchase Plan") in 1995. Under the provisions of the Purchase Plan, 250,000 shares were authorized for the issuance of common stock. Shares could be purchased under the Purchase Plan at 85% of the lesser of the fair market value of the common stock on the entry date into the offering period or the purchase date. The Purchase Plan was discontinued in 1998. As of December 31, 2000, the Purchase Plan has not been reinstated.

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
                                           Twelve Months     For the Three    For the Fiscal
                                           -------------     -------------    --------------
                                               Ended          Months Ended      Year Ended
                                               -----          ------------      ----------
                                            December 31,      December 31,     September 30,
                                            ------------      ------------     -------------
                                           2000     1999          1998             1998
                                           ----     ----          ----             ----
      Risk-free interest rates            4.7%      6.5%          5.1%             4.7%
      Dividends paid                       -          -            -                 -
      Volatility factors-Company's
        common stock expected market
        price                             1.00      1.00          0.80             0.80
      Expected option life (in years)     2.00      3.00          4.00             4.00

The weighted average "fair value" of stock options granted for the twelve months ended December 31, 2000 and 1999, the three months ended December 31, 1998 and for the fiscal year ended September 30, 1998 was $0.55, $0.54, $0.87, and $0.55, respectively.

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

                                   Accom, Inc.
                   Notes to Consolidated Financial Statements


10. Stockholders' Equity (continued)

Pro Forma Disclosure of Employee Stock-Based Compensation (continued)

                                                        Fiscal year ended,
                                                        ------------------
                                                           September 30,
                                                           -------------
                                                               1998
                                                               ----

      Risk-free interest rates                                 4.7%
      Dividends paid                                             -
      Volatility factors - Company's common
         stock expected market price                           0.80
      Expected option life                                  0.50 years

The weighted average "fair value" of employee purchase rights issued under the Employee Stock Purchase Plan during the fiscal year ended September 30, 1998 was $1.47. No purchase rights were issued under the Employee Stock Purchase Plan during the twelve months ended December 31, 2000 and 1999 and the three months ended December 31, 1998.

The pro forma  effect of  applying  the  estimated  "fair  value"  for  employee stock-based  compensation  plans on net income  (loss) and net income (loss) per share is as follows:
                                              Twelve Months        Three Months     Fiscal Year
                                              -------------        ------------     -----------
                                                  Ended                Ended           Ended
                                                  -----                -----           -----
                                               December 31,         December 31,   September 30,
                                               ------------         ------------   -------------
                                            2000         1999          1998            1998
                                            ----         ----          ----            ----
      Pro forma net income (loss)-
      basic (in thousands):             $  1,820      $ (2,865)     $ (3,979)       $  (3,477)
      Pro forma net income
      (loss)-diluted (in thousands):    $  2,151      $ (2,865)     $ (3,979)       $  (3,477)
      Pro forma net loss per share-
      basic:                            $   0.18      $  (0.28)     $  (0.53)       $   (0.14)
      Pro forma net loss per
      share-diluted:                    $   0.15      $  (0.28)     $  (0.53)       $   (0.14)


The effects on pro forma disclosures of applying FASB 123 for all years presented are not likely to be representative of the effects on pro forma disclosures of future years. Because FASB 123 is applicable only to options granted subsequent to March 31, 1995, the pro forma effect was not fully reflected in fiscal years prior to 1999.

                                   Accom, Inc.
                   Notes to Consolidated Financial Statements


10. Stockholders' Equity (continued)

Stockholder Rights Plan

Under the Company's stockholder rights plan, existing stockholders of the Company are entitled to certain rights (including the right to purchase shares of Preferred Stock) in the event of the acquisition of 15% or more of the Company's outstanding common stock, or an unsolicited tender offer for such shares.

11.  Income Taxes

The Company's provision for income taxes for the years ended December 31, 2000 and 1999, consists entirely of foreign taxes.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are:

Significant components of the Company's deferred tax assets and liabilities are:

                                                           As of December 30,
                                                           ------------------
                                                          2000           1999
                                                          ----           ----
Deferred tax assets:
   Net operating loss carryforwards                      $ 2,904        $ 1,511
   Research credit carryforwards                             788            431
   Acquired intangibles                                    1,075            927
   Capitalized R&D                                           251          2,750
   Nondeductible reserves and accruals                     1,150          1,183
   Inventory valuation                                     2,665          2,128
   Other                                                       9             62
                                                         -------        -------
Total deferred tax assets                                  8,842          8,992
Valuation allowance                                       (8,842)        (8,992)
                                                         -------        -------
Net deferred tax assets                                  $  --          $  --
                                                         =======        =======


Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance decreased by approximately $150,000 for the year ended December 31, 2000 and increased by $612,000 for the year ended December 31, 1999.

                                   Accom, Inc.
                   Notes to Consolidated Financial Statements


11. Income Taxes (continued)

As of December 31, 2000, the Company had federal net operating loss carryforwards for federal income tax purposes of approximately $8,154,000, which expire in the years 2012 through 2019 and federal research and development tax credits of approximately $520,000, which expire in the years 2012 through 2020.

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

The notes of Mr. Allan and Mr. Lahar accrued interest at the prime rate. Both notes were paid in full in 2000.

Mr. Bennett's note accrues interest at 5.5% per year. The note is due on December 7, 2001. No payments of principal had been made as of December 31, 2000.

In March 1999, $300,000 was paid to a company, E.O.S. Capital, Inc., associated with a member of the Company's Board of Directors, David Lahar, for services provided in the acquisition of SDV. An additional $87,500 was paid to the same company in March 1999, for services provided by Mr. Lahar in arranging the debt placement by the American Bankers Insurance Group in the same month. In December 2000, $100,000 was paid to the same company for consulting, financial advisory, and investing banking services the company might provide to Accom from time to time.

In February 2000, $87,500 was paid to Eugene Matalene, Jr., a director of the Company, for services provided in arranging the debt placement by the American Bankers Insurance Group ("ABIG") in March 1999. Such amount was included in the accrued liabilities of the Company as of December 31, 1999. An additional $52,500 was paid to Mr. Matalene in March 2001 for his assistance in obtaining the Third Amendment and Waiver from

                                   Accom, Inc.
                   Notes to Consolidated Financial Statements


12. Related Party Transactions (continued)

ABIG in January 2001. Such amount was included in the accrued liabilities of the Company as of December 31, 2000.

13. Summarized Quarterly Data (Unaudited)

The following table sets forth certain consolidated statement of operations data for each of the eight  quarters  beginning with the quarter ended March 31, 1999 through the quarter  ended  December 31, 2000.  This  quarterly  information  is unaudited,  but has been  prepared on the same basis as the annual  consolidated
financial   statements   and,  in  the  opinion  of  management,   reflects  all
adjustments,  consisting only of normal  recurring  adjustments  necessary for a fair representation of the information for the periods presented.
                                                           Three Months Ended:
                                                           -------------------
                      March 31,  June 30,   September 30,  December 31,  March 31,   June 30,  September 30,   December 31,
                      ---------  --------   -------------  ------------  ---------   --------  -------------   ------------
                        1999       1999        1999           1999        2000         2000        2000           2000
                        ----       ----        -----          ----        ----         ----        ----           ----
                                                         (in thousands)
Statement of
Operations Data:
Net revenue           $  9,538   $  8,348    $  8,768         $6,315    $  8,403    $  8,072     $  8,786       $  8,256
Gross profit             5,479      4,478       4,535          2,909       4,616       4,340        4,743          4,126
Operating income
  (loss)                   627       (537)       (672)        (1,587)        (69)        (98)          36           (590)
Net income (loss)          514       (599)       (813)        (1,697)      2,724         (98)         (17)          (642)
Net income (loss)
  per share-basic     $   0.05   $  (0.06)   $  (0.08)      $  (0.17)   $   0.27    $  (0.01)    $  (0.00)      $  (0.06)
Net income (loss)
  per share-diluted   $   0.05   $  (0.06)   $  (0.08)      $  (0.17)   $   0.25    $  (0.01)    $  (0.00)      $  (0.06)
Shares used in
  computing net
  income (loss)
  per share-basic       10,122     10,123      10,123         10,127      10,136      10,190       10,196         10,198

Shares used in
  computing net
  income (loss)
  per                   10,422     10,123      10,123         10,127      11,156      10,190       10,196         10,198


14. Subsequent Event

In February 2001, the Company's Board of Directors authorized that an additional 2,000,000 shares of the Company's common stock be made available for the granting of stock options under the Company's existing stock option plans (see
Note 10).