Form 10-Q
period 2001-03-31
ACCOM INC
filed 2001-05-15
CIK 949335

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the Fiscal Quarter Ended March 31, 2001

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

         Yes     X                                                      No
              -------                                                      -----


As of May 4, 2001, 10,198,277 shares of the Registrant's common stock, $0.001 par value, were outstanding.

                                   ACCOM, INC.

                 FORM 10-Q For the Quarter Ended March 31, 2001

                                      INDEX

                                                                            Page

               Facing sheet                                                    1

               Index                                                           2

Part I.        Financial Information (unaudited)

Item 1.        a)  Condensed consolidated interim balance sheets
                   at March 31,  2001 and December 31, 2000                    3

               b)  Condensed consolidated  interim statements of
                   operations for the  three month periods ended
                   March 31, 2001 and March 31, 2000                           4

               c)  Condensed  consolidated interim statements of
                   cash flows for the three  month periods ended
                   March 31, 2001 and March 31, 2000                           5

               d)  Notes   to  condensed   consolidated  interim
                   financial statements                                        6

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                            10

Item 3         Quantitative  and  Qualitative  Disclosures About
               Market Risks                                                   15

Part II.       Other Information                                              16

Item 1         Legal Proceedings                                              16

Item 2         Changes in Securities and Use of Proceeds                      16

Item 3         Defaults Upon Senior Securities                                16

Item 4         Submission  of  Matters  to  a  Vote  of Security
               Holders                                                        16

Item 5         Other Information                                              16

Item 6         Exhibits and Reports on Form 8-K                               16

               Signatures                                                     17

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                   ACCOM, INC.
                  CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS
                      (In thousands, except per share data)
                                                                         As of
                                                                  March 31,  December 31,
                                                                    2001        2000
                                                                    ----        ----
                                                                (Unaudited)    (Note)
                                    Assets
Current assets:
     Cash and cash equivalents                                   $    179    $    216
     Restricted cash                                                  185       1,620
     Accounts receivable, net                                       2,593       4,400
     Inventories                                                    6,307       4,992
     Other current assets                                             332         484
                                                                 --------    --------
         Total current assets                                       9,596      11,712
Property and equipment, net                                         1,592       1,808
Intangibles, net                                                    1,072       1,145
Other assets                                                           74          74
                                                                 --------    --------
         Total assets                                            $ 12,334    $ 14,739
                                                                 ========    ========

                     Liabilities and Stockholders' Equity
Current liabilities:
     Bank borrowings - line of credit                            $    181    $  1,030
     Current portion of notes payable                               3,333         224
     Accounts  payable                                              2,862       2,886
     Accrued liabilities                                            1,848       2,671
     Customer deposits                                              1,045       1,131
                                                                 --------    --------
         Total current liabilities                                  9,269       7,942
Long-term portion of notes payable                                   --         3,318
Stockholders' equity:
     Common stock, $0.001 par value; 40,000 shares authorized;
         10,198 shares issued and outstanding on
         March 31, 2001 and December 31, 2000                      24,252      24,252
     Note receivable from stockholder                                (500)       (500)
     Accumulated other comprehensive income                           (13)         (7)
     Accumulated deficit                                          (20,674)    (20,266)
                                                                 --------    --------
         Total stockholders' equity                                 3,065       3,479
                                                                 --------    --------

         Total liabilities and stockholders' equity              $ 12,334    $ 14,739
                                                                 ========    ========

Note: The condensed consolidated balance sheet at December 31, 2000, has been derived from the audited annual consolidated balance sheet at that date but does not include all of the information and footnotes required by generally accepted accounting principles for a complete consolidated balance sheet.

         The accompanying notes are an integral part of these condensed consolidated interim financial statements.

                                      -3-

                                   ACCOM, INC.
             CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)
                                                                                   Three months ended
                                                                                        March 31,
                                                                                    2001         2000
                                                                                    ----         ----
Net sales                                                                         $  6,136    $  8,403

Cost of sales                                                                        2,997       3,787
                                                                                  --------    --------

Gross profit                                                                         3,139       4,616
                                                                                  --------    --------

Operating expenses:
     Research and development                                                        1,364       1,796
     Marketing and sales                                                             1,862       2,236
     General and administrative                                                        654         653
                                                                                  --------    --------

Total operating expenses                                                             3,880       4,685
                                                                                  --------    --------

Operating loss                                                                        (741)        (69)

     Interest and other income (expenses), net                                        (126)        (41)
     Gain from sale of ELSET product line                                              400       2,888
                                                                                  --------    --------

Income (loss) before provision for income taxes and cumulative effect of
     accounting change                                                                (467)      2,778

Provision for income taxes                                                              --         (54)
                                                                                  --------    --------

Income (loss) before cumulative effect of accounting change                           (467)      2,724

Cumulative effect of accounting change                                                  59          --
                                                                                  --------    --------

Net income (loss)                                                                 $   (408)   $  2,724
                                                                                  ========    ========

Basic net income (loss) per share before cumulative effect of accounting change
                                                                                  $  (0.05)   $   0.27
                                                                                  ========    ========
Cumulative effect of accounting change                                                0.01          --
Basic net income (loss) per share                                                 $  (0.04)   $   0.27
                                                                                  ========    ========
Shares used in computation of basic net income (loss) per share                     10,198      10,136
                                                                                  ========    ========
Diluted net income (loss) per share before cumulative effect of
       accounting change                                                          $  (0.05)   $   0.21
                                                                                  ========    ========
Cumulative effect of accounting change                                                0.01          --
Diluted net income (loss) per share                                               $  (0.04)   $   0.21
                                                                                  ========    ========
Shares used in computation of diluted net income (loss) per share                   10,198      13,649
                                                                                  ========    ========

     The accompanying notes are an integral part of these condensed consolidated interim financial statements.

                                      -4-

                                   ACCOM, INC.
             CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                                                                    Three Months Ended
                                                                                        March 31,
                                                                                      2001      2000
                                                                                      ----      ----
Cash flows from operating activities:
Net income (loss)                                                                  $  (408)   $ 2,724
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
     Depreciation and amortization                                                     181        234
     Gain on sale of ELSET product line                                               (400)    (2,888)
     Cumulative effect of accounting change                                              4         --
     Changes in operating assets and liabilities,  net of the effect of the sale of the ELSET product line:
         Accounts receivable                                                         1,807     (2,012)
         Inventories                                                                (1,315)       980
         Other current assets                                                          148         16
         Other assets                                                                   --          3
         Accounts payable                                                              (24)      (431)
         Accrued liabilities                                                          (823)      (113)
         Customer deposits                                                             (86)      (100)
 Translation adjustment                                                                 (6)        --
                                                                                   -------    -------
           Net cash used in operating activities                                      (922)    (1,587)
                                                                                   -------    -------

Cash flows from investing activities:
Expenditures for property and equipment                                                (71)       (34)
Proceeds from disposal of property and equipment, net of the effect of the sale
     of the ELSET product line                                                          (4)        10
Decrease (increase) in customer service inventories                                    183       (164)
                                                                                   -------    -------
           Net cash provided by (used in) investing activities                         108       (188)
                                                                                   -------    -------

Cash flows from financing activities:
Borrowings and payments on line of credit, net                                        (849)       176
Repayment of notes payable                                                            (224)      (565)
Proceeds from long-term notes                                                           15         14
Issuance of common stock                                                                --         40
Restricted cash                                                                      1,435     (1,795)
Repayment of note receivable from stockholder                                           --         65
Net proceeds from sale of ELSET product line                                           400      3,705
                                                                                   -------    -------
           Net cash provided by financing activities                                   777      1,640
                                                                                   -------    -------

Net decrease in cash and cash equivalents                                              (37)      (135)
Cash and cash equivalents at beginning of period                                       216        328
                                                                                   -------    -------
           Cash and cash equivalents at end of period                              $   179    $   193
                                                                                   =======    =======




     The accompanying notes are an integral part of these condensed consolidated interim financial statements

                                      -5-

          NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  Basis of Preparation

         The condensed consolidated interim balance sheet as of March 31, 2001, and the condensed consolidated interim statements of operations and cash flows for the three month periods ended March 31, 2001 and 2000, have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting of normal accruals) necessary to present fairly the financial position as of March 31, 2001 and the results of operations and cash for the three month periods ended March 31, 2001 and 2000, have been made.

         These condensed consolidated interim financial statements should be reviewed in conjunction with the audited consolidated annual financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the three month period ended March 31, 2001, are not necessarily indicative of the operating results for any future period.

Note 2.  Comprehensive Income (Loss)

         The following are the components of comprehensive income (loss) (in thousands):

                                                     Three Months Ended,
                                                          March 31,
                                               2001                    2000
                                               ----                    ----

Net income (loss)                       $      (408)         $         2,724
Foreign currency translation loss                (6)                       -
                                      ---------------------------------------
Comprehensive income (loss)             $      (414)         $         2,724
                                      =======================================

         The  accumulated  other  comprehensive  loss  at  March  31,  2001,  of
approximately   $13,000  consisted   entirely  of  cumulative  foreign  currency
translation loss.

Note 3.  Inventories

         Inventories consist of the following (in thousands):

                                               March 31,           December 31,
                                                 2001                  2000
                                                 ----                  ----

Purchased parts and materials           $       1,779         $       1,490
Work-in-process                                 2,835                 2,174
Finished goods                                    513                   249
Demonstration inventory                         1,180                 1,079
                                      -----------------------------------------
                                        $       6,307         $       4,992
                                      =========================================

Note 4.  Debt

         The Company has a revolving line of credit ("line") with The Provident Bank ("Provident") that allows for borrowings equal to 60% of the Company's eligible accounts receivable as determined by Provident. All borrowings under the line are due on January 31, 2002. As of March 31, 2001, the balance outstanding was $181,000.

         The terms of the agreement between the Company and Provident defining the line currently allow for borrowings up to $2,000,000. However, as of March 30, 2001, Provident had imposed, for an undefined period of time, a limit on borrowings of $1,000,000. Taking into account this restriction, the Company had, at March 31, 2001, unused availability of $819,000.

         Indebtedness under the line of credit currently accrues interest at Provident's prime rate plus 250 basis points. The interest rate charged at March 31, 2001, was 10.50%.

         Borrowings are secured by all assets of the Company.

         Borrowings under the line are subject to compliance with certain financial covenants. As of March 31, 2001, the Company was in compliance with these covenants.

         On March 12, 1999, the Company completed a private placement of $3.5 million in senior subordinated convertible notes with a group of investors led by the American Bankers' Insurance Group, Inc. ("ABIG"). The notes currently have a coupon rate of 8% per year, mature in the year 2004, and are convertible, at any time, into shares of Accom common stock at a price of $1.00 per share. The proceeds from these notes were used to repay the balance then outstanding on a line of credit with LaSalle Business Credit, Inc. that was in place at the time the proceeds were received.

         The agreement between the Company and ABIG specifies that the Company meet certain financial covenants. ABIG has the right to declare the notes immediately due if the covenants are not met. As of March 31, 2001, the Company was not in compliance with the covenants. On March 30, 2001, ABIG issued a waiver to the Company for the incidence of non-compliance as of March 31, 2001, and for any incidences of non-compliance that might occur through December 31, 2001.

         As of March 31, 2001, the Company classified the convertible notes on its balance sheet as a current liability. In the periods since issuance, the notes had been classified as a long-term liability. The change in classification is a result of the Company's inability to guarantee that it will meet the financial covenants imposed by ABIG through March 31, 2002. Under the terms of the agreement between the Company and ABIG, the ABIG convertible notes are subordinated to the Provident credit line. As indicated above, the Provident line expires January 31, 2002. Upon the expiration of the Provident line, the current and projected incidences of non-compliance with the ABIG financial covenants would trigger an event of default with ABIG which would give ABIG the right to declare the notes immediately due. As indicated above, the current ABIG waiver to the Company waives incidences of non-compliance only through December 31, 2001.

         In conjunction with the sale of convertible notes, the Company and the investors entered into an Investors Rights Agreement. The Investors Right Agreement grants the investors, among other things, certain rights with respect to the common stock of the Company issuable upon conversion of the notes.

         In January 2001, the Company paid the remaining balance of $224,000 on a subordinated promissory note that had been issued to Scitex Digital Video, Inc. ("SDV") as partial consideration for the purchase of certain assets and liabilities and the business of SDV in December 1998. The original amount of the note was $750,000; it accrued interest at a variable rate equal to the Merrill Lynch Money Market rate. The Company made an initial payment of $89,000 against the note in April 2000. The amount of the note not paid to SDV, approximately $484,000, was kept by the Company as settlement of indemnification claims relating to the purchase of SDV which were identified during the purchase price allocation period following the acquisition.

Note 5.  Net Income (Loss) Per Share

         The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except for per share amounts):
                                                                                        For the Three Months Ended
                                                                                                 March 31,
                                                                                              2001        2000
                                                                                          --------    --------
Numerator
Numerator for basic net income (loss) per share-income (loss) before cumulative           $   (467)   $  2,724
effect of accounting change (A)
Effect of dilutive securities:
           8% convertible notes                                                                 --          83
                                                                                          --------    --------
Numerator for diluted net income (loss) per share-income available to stockholders
   after assumed conversions and before cumulative effect of accounting change (B)        $   (467)   $  2,807

Denominator
Denominator for basic net income (loss) per share-weighted average shares                   10,198      10,136
   outstanding (C)
Effect of dilutive securities:
           Employee stock options                                                               --         749
           Warrants                                                                             --          72
           8% convertible notes                                                                 --       2,692
                                                                                          --------    --------
Denominator for diluted net income (loss) per share-weighted average shares
   outstanding and assumed conversions (D)                                                  10,198      13,649
Basic net income (loss) per share before cumulative effect of accounting change (A/C)     $  (0.05)   $   0.27
                                                                                          ========    ========
Diluted net income (loss) per share before cumulative effect of accounting change (B/D)   $  (0.05)   $   0.21
                                                                                          ========    ========

Note 6.  Segment Information

         Management has organized the business into three product lines under one industry segment which includes activities relating to development, manufacturing and marketing of digital video equipment. The chief operating decision maker relies primarily on aggregate revenue to assess the Company's single market segment performance. The following table summarizes the Company's net sales by product line:

                                                 For the Three Months Ended
                                                          March 31,

                      Market                        2001             2000
                      ------                        ----             ----

             Post-Production                   $     2,521      $     4,716
             Distribution                            2,548            2,613
             Other                                   1,067            1,074
                                               ---------------- ---------------
                                               $     6,136      $     8,403
                                               ================ ===============

         The following table summarizes the Company's net sales, in thousands, by geographic region:

                                                  For the Three Months Ended
                                                          March 31,
                        Geographic Region            2001             2000
                        -----------------            ----             ----

             United States and Canada          $     4,067      $     5,767
             Europe                                  1,154            1,210
             Asia (excluding Japan)                    337              455
             Japan                                     455              670
             Latin America                             123              301
                                               ---------------- ---------------
                                               $     6,136      $     8,403
                                               ================ ===============

         Substantially all of the Company's assets are in the United States. All sales to external customers are accepted and approved in the United States.

Note 7.  Derivative Instruments

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133, as amended, establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. The Company was required to adopt FAS 133 effective January 1, 2001. FAS 133 requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and to measure those instruments at fair value, cash flow, or foreign currency hedges, and establishes accounting standards for reporting changes in the fair value of the derivative instruments. Upon the date of adoption, January 1, 2001, the Company recorded the cumulative effect of the change in accounting for derivatives for the Orad warrant held. FAS 133 requires the derivatives to be carried at fair value, so subsequent fluctuations in the fair value of the warrant will be included in the Company's net income.

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Consolidated Financial Statements as of December 31, 2000 and 1999 and for the twelve months ended December 31, 2000, 1999 and 1998, the three months ended December 31, 1999 and 1998 and the fiscal year ended September 30, 1998, included in its Annual Report on Form 10-K for the year ended December 31, 2000.

         Additionally, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements. The Company desires to take advantage of the "safe harbor"
provisions of the Private Securities Litigation Reform Act of 1995. Specifically, the Company wishes to alert readers that the factors set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, under the sections in Item 1 entitled "Manufacturing and Suppliers," "Competition," "Proprietary Rights and Licenses" and "Additional Factors That May Affect Future Results," as well as other factors, could affect future results and have affected the Company's actual results in the past and could cause the Company's results for future years or quarters to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company, including without limitation, those contained in this 10-Q report. Forward-looking statements can be identified by forward-looking words such as "may," "will,""expect," "anticipate," "believe," "estimate," and "continue" or similar words.

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

         The following table  summarizes the Company's  products and the primary marketplaces they address:
  -----------------------------------------------------------------------------------------------------------------
                     MARKETS / Product                               Primary Applications
  -----------------------------------------------------------------------------------------------------------------
  POST-PRODUCTION:
  -----------------------------------------------------------------------------------------------------------------
    Digital Signal Processors
  -----------------------------------------------------------------------------------------------------------------
       8150 Digital                                         Digital switcher for on-line post-production editing
       Switcher                                             for commercials and long form television programs
  -----------------------------------------------------------------------------------------------------------------
    Digital Editors
  -----------------------------------------------------------------------------------------------------------------
       Axial(R)3000                                         Edit controller for on-line post-production editing
                                                            for commercials and long form television programs
  -----------------------------------------------------------------------------------------------------------------
       AFFINTY(TM)                                          Integrated nonlinear workstation for long and short
                                                            form programs and commercials using multiple streams
                                                            of uncompressed video
  -----------------------------------------------------------------------------------------------------------------
   Video Digital Disk Recorders
  -----------------------------------------------------------------------------------------------------------------
       APR(TM)/Attache                                      On-line post-production editing and effects and
                                                            on-air playback of graphics for broadcast
  -----------------------------------------------------------------------------------------------------------------
       WSD(R)/2Xtreme                                       Desktop computer graphics and animation production
  -----------------------------------------------------------------------------------------------------------------
       WSD(R)/HD                                            High definition computer graphics, animation,
                                                            editing, and production.  Supports both standard
                                                            definition and the industry standard high definition
                                                            formats
  -----------------------------------------------------------------------------------------------------------------
  DISTRIBUTION:
  -----------------------------------------------------------------------------------------------------------------
    Digital Signal Processors
  -----------------------------------------------------------------------------------------------------------------
       Dveous(TM)and Brutus                                 Digital Video Effects systems for news and sports
  -----------------------------------------------------------------------------------------------------------------
       Axess(TM)                                            Creation and broadcast distribution of news graphics
                                                            and short video segments
  -----------------------------------------------------------------------------------------------------------------
       Abekas(R)6000                                        Multi-user digital video server for broadcast
                                                            applications
  -----------------------------------------------------------------------------------------------------------------

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

Results of Operations

Three Months Ended March 31, 2001 and March 31, 2000

         The  following  table  presents the  Company's  Condensed  Consolidated
Interim Statements of Operations for the three months ended March 31, 2001 and 2000 as reported (dollar amounts in thousands):

                                                              Three Months Ended
                                                                    March 31,        Increase (Decrease)
                                                                2001       2000      Amount     Percent
                                                                ----       ----      ------     -------
Net sales                                                     $ 6,136    $ 8,403    $(2,267)     (27.0)%
Cost of sales                                                   2,997      3,787       (790)     (20.9)%
                                                              -------    -------    -------    -------
Gross profit                                                    3,139      4,616     (1,477)     (32.0)%
Operating expenses:
  Research and development                                      1,364      1,796       (432)     (24.1)%
  Marketing and sales                                           1,862      2,236       (374)     (16.7)%
  General and administrative                                      654        653          1        0.2 %
                                                              -------    -------    -------    -------
Total operating expenses                                        3,880      4,685       (805)     (17.2)%
                                                              -------    -------    -------    -------
Operating loss                                                   (741)       (69)      (672)    (973.9)%
Interest and other income (expenses), net                        (126)       (41)       (85)    (207.3)%
Gain from sale of ELSET product line                              400      2,888     (2,488)     (86.1)%
                                                              -------    -------    -------    -------
Income (loss) before provision for income taxes and
  cumulative effect of accounting change                         (467)     2,778     (3,245)    (116.8)%
Provision for income taxes                                       --          (54)        54      100.0 %
                                                              -------    -------    -------    -------
Income (loss) before cumulative effect of accounting change      (467)     2,724     (3,191)    (117.1)%
Cumulative effect of accounting change                             59       --           59       NA
                                                              -------    -------    -------    -------
Net income (loss)                                             $  (408)   $ 2,724    $(3,132)    (115.0)%
                                                              =======    =======    =======    =======

         The  following  table  presents the  Company's  Condensed  Consolidated
Interim  Statements of Operations  for the three months ended March 31, 2001 and
2000, as a percentage of net sales, as reported:
                                                                                    Three Months Ended
                                                                                         March 31,        Increase
                                                                                      2001       2000     (Decrease)
                                                                                      ----       ----     ----------

Net sales                                                                             100.0%     100.0%        --%
Cost of sales                                                                          48.8%      45.1%       3.7%
                                                                                   ---------------------------------
Gross margin                                                                           51.2%      54.9%      (3.7)%
Operating expenses:
      Research and development                                                         22.2%      21.3%       0.9%
      Marketing and sales                                                              30.4%      26.6%       3.8%
      General and administrative                                                       10.7%       7.8%       2.9%
                                                                                   ---------------------------------
Total operating expenses                                                               63.3%      55.7%       7.6%
                                                                                   ---------------------------------
Operating loss                                                                        (12.1)%     (0.8)%    (11.3)%
Interest and other income (expenses),  net                                             (2.0)%     (0.5)%     (1.5)%
Gain from sale of ELSET product line                                                    6.5%      34.4%     (27.9)%
                                                                                   ---------------------------------
Income (loss) before provision for income taxes and cumulative effect of
accounting change                                                                      (7.6)%     33.1%     (40.7)%
Provision for income taxes                                                               --%       0.7%       0.7%
                                                                                   ---------------------------------
Income (loss) before cumulative effect of accounting change                            (7.6)%     32.4%     (40.0)%
Cumulative effect of accounting change                                                  1.0%        --%       1.0%
                                                                                   ---------------------------------
Net income (loss)                                                                      (6.6)%     32.4%     (39.0)%
                                                                                   =================================

         Net sales. The decrease in net sales during the three months ended March 31, 2001, from levels for the same period in 2000 was primarily due to decreased sales in the post-production marketplace. The decrease in post-production sales in 2001 resulted primarily from a decline in sales of the Company's nonlinear editor products and a decline in sales of the Company's older disk-based products. Sales in 2001 were negatively impacted by uncertainty among customers of future economic conditions which resulted in a postponement of purchasing decisions. Sales to countries outside the United States and Canada for the three months ended March 31, 2001 and 2000, represented 33.7% and 31.4% of net sales, respectively.

         The following table presents net sales dollar volume for the three months ended March 31, 2001 and 2000, by market and related percentages of total net sales (dollar amounts in thousands):

                                            Three Months Ended
                                                 March 31,
                                        2001                   2000
                                        ----                   ----
                Marketplace       Amount     Percent     Amount      Percent
                -----------       ------     -------     ------      -------
Post-Production                 $ 2,521       41.1%     $ 4,716       56.1%
Distribution                      2,548       41.5%       2,613       31.1%
Other                             1,067       17.4%       1,074       12.8%
                                ----------------------  ----------------------
                                $ 6,136      100.0%     $ 8,403      100.0%
                                ======================  ======================

         Cost of sales. Cost of sales, as a percentage of sales, increased for the three months ended March 31, 2001, from levels for the three months ended March 31, 2000, primarily as a result of higher material costs incurred in the manufacturing of the Company's line of digital effects products.

         Research and development. Research and development expenses for the three months ended March 31, 2001, decreased over levels for the same period in 2000 primarily due to a decrease in expenses for materials used in new product development and testing. The use of materials declined as major products neared completion of the main development stage.

         Marketing and sales. Marketing and sales expenses for the three months ended March 31, 2001, decreased over levels for the three months ended March 31, 2000, primarily due to decreases in sales commissions, advertising, promotion and trade show expenses, and expenses for acquiring and maintaining demonstration equipment.

         General and administrative. General and administrative expenses for the three months ended March 31, 2001 were unchanged from for the same period in 2000.

         Interest and other income, net. Interest and other income, net, for the three months ended March 31, 2001, decreased over levels for the three months ended March 31, 2000, due to a decrease in other income, including a loss of $96,000 on the valuation of the Orad warrant.

         Gain from sale of ELSET product line. In January 2000, the Company and certain of its subsidiaries sold substantially all of their respective assets related to the ELSET virtual set product line ("ELSET") to IMadGINE Video Systems Marketing, B.V., a Dutch company that is a wholly owned subsidiary of Orad Hi-Tec Systems, Ltd., an Israeli corporation. In the three months ended March 31, 2000, the Company recognized a pre-tax gain of $2,888,000 on the sale of ELSET based on the net assets of ELSET as of the sale date and other direct expenses related to the sale. The reported gain of $2,888,000 excluded an additional $400,000 contingent gain which was deferred under the terms of the asset purchase agreement and was to be used to settle any indemnification claims between the Company and Orad arising during the year following the transaction. In January 2001, Orad indicated that it would not make any claims against the escrow account and the funds were subsequently released to the Company. The Company recorded the resulting gain in the three month period ended March 31, 2001.

         Provision for income taxes. For the three months ended March 31, 2001, no provision for income taxes was booked due to a loss in the period. For the three months ended March 31, 2000, the provision for income taxes consists of tax expense calculated at 2% of income before taxes. The effective rate of 2% is lower than the statutory rate of 35% due to realization of net operating loss carryforwards.

Liquidity and Capital Resources

         Since inception, the Company has financed its operations and expenditures for property and equipment through cash generated in operations, the sale of capital stock and convertible debt, borrowings under a bank line of credit and term loans.

         As of March 31, 2001, the Company had $179,000 of cash and cash equivalents.

         Operating activities used $922,000 and $1.6 million in net cash in the three months ended March 31, 2001 and 2000, respectively. Net cash used by operations in the three months ended March 31, 2001, was due primarily to an increase in inventories, a decrease in accrued liabilities and the net loss partially offset by a decrease in accounts receivable. Net cash used by operations in the three months ended March 31, 2000, was due primarily to an increase in accounts receivable. Additionally, cash was provided by the sale of ELSET virtual set product line in January 2000.

         On February 10, 2000, the Company signed an agreement with The Provident Bank ("Provident"), an Ohio chartered bank, for a revolving line of credit ("line"). Provident and the Company modified the original agreement on August 11, 2000, February 13, 2001, and March 30, 2001. The terms of the agreement allows for borrowings up to $2,000,000, with availability limited to 60% of the Company's eligible accounts receivable as determined by Provident. In March 2001, Provident imposed, for an undefined period of time, a limit on borrowings of $1,000,000. Interest currently accrues on outstanding borrowings at the bank's prime rate plus 250 basis points. The credit line is secured by all assets of the Company. Borrowings under the line are subject to compliance with certain financial covenants and as of March 31, 2001, the Company was in compliance with these covenants. As of March 31, 2001, $181,000 in borrowings was outstanding under the line.

         On March 12, 1999, the Company completed a private placement of $3.5 million in senior subordinated convertible notes with a group of investors led by the American Bankers Insurance Group, Inc. ("ABIG"). The agreement between the Company and the holders of the convertible notes was amended and certain waivers granted on November 3, 1999, February 10, 2000, January 29, 2001, and March 30, 2001. Additional waivers were granted on April 18, 2000, July 19, 2000, and October 25, 2000. The notes currently have a coupon rate of 8% per year, mature in 2004, and are convertible into shares of Accom common stock at a price of $1.00 per share. Proceeds from the private placement were used to pay the balance on a revolving line of credit with LaSalle Business Credit, Inc. that was outstanding at the time the proceeds were received. The agreement between the Company and ABIG specifies that the Company meet certain financial covenants. ABIG has the right to declare the notes immediately due if the covenants are not met. As of March 31, 2001, the Company was not in compliance with the covenants. As part of the March 30, 2001, amendment, ABIG agreed to waive this incidence of non-compliance and any other incidences of non-compliance that might occur through December 31, 2001. Under the terms of the agreement between the Company and ABIG, the ABIG convertible notes are subordinated to the Provident credit line. As indicated above, the Provident line expires January 31, 2002. Upon the expiration of the Provident line, the current and projected incidences of non-compliance with the ABIG financial covenants would trigger an event of default with ABIG which would give ABIG the right to declare the notes immediately due. As indicated above, the current ABIG waiver to the Company waives incidences of non-compliance only through December 31, 2001. If such an event of default were to occur, the Company would seek an amendment of the ABIG agreement as it has done in the past when events of default ocurred. In addition, upon expiration of the Provident line, the Company would seek to renew the Provident line or establish a line with another lender.

         As of March 31, 2001, the Company had $185,000 in restricted cash. Restricted cash consisted of funds collected by the Company which had not yet been "swept" to Provident, according to the terms of the agreement between the Company and Provident, to be applied to the outstanding balance on the line of credit.

         The Company's financial statements are prepared and presented on a basis assuming it continues as a going concern. At March 31, 2001, the Company had an accumulated deficit of $20.7 million. Management's planned expenditures for 2001 exceed current cash and cash equivalents. However, the Company believes that its existing cash, cash equivalents and credit facilities will be sufficient to meet its cash requirements for at least the next twelve months. The Company's most recently developed products, all of which were first shipped in 2000, will need to attain favorable market acceptance to meet its forecasted cash flow requirements.

         The Company believes that its operating plans are reasonable and can be achieved. In the event that results from operations and cash flows generated are less than planned, the Company will reevaluate its operating plans and believes it will have the ability to delay or reduce expenditures so as to not breach the covenants of its credit facilities or require additional resources to ensure that the Company continues as a going concern at least through March 31, 2002. In May 2001, the Company implemented a plan designed to reduce operating expenses by eliminating 28 jobs. The job cuts are expected to reduce operating expenses on an annual basis by approximately $4.0 million. If the Company is not successful in delaying or reducing expenditures sufficiently to continue as a going concern, it will consider other strategic options. To assist it in evaluating strategic options now and in the future, the Company has engaged EOS Capital, Inc. to provide financial advisory and consulting services.

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

         None.


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



         Date:  May 14, 2001